Form 10QSB
period 2007-06-30
PLASTRON ACQUISITION CORP I
filed 2007-07-27
CIK 1399521

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52650

Plastron Acquisition Corp. I
(Exact name of small business issuer as specified in its charter)

Delaware	14-1961536
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

c /o Clifford W. Chapman Jr. 712 Fifth Avenue New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

PLASTRON ACQUISITION CORP. I

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	F-1

Statements of Operations for the Three and Six Months Ended June 30, 2007 (unaudited), the Three Months Ended June 30, 2006 and from January 24, 2006 (Inception) to June 30, 2006 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2007 (unaudited)
F-2

Statement of Stockholders’ Equity for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2007 (unaudited)	F-3

Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited), from January 24, 2006 (Inception) to June 30, 2006 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2007 (unaudited)
F-4

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Plastron Acquisition Corp. I
A Development Stage Company
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,473	$30,000
Total current assets	18,473	30,000

TOTAL ASSETS	$18,473	$30,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Note payable - related party	12,500	12,500
Accrued interest - related party	701	451
Total current liabilities	13,201	12,951

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES	13,201	12,951

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(24,728)	(12,951)

TOTAL STOCKHOLDERS’ EQUITY	5,272	17,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,473	$30,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENTS OF OPERATIONS

	April 1, 2007 to June 30, 2007	April 1, 2006 to June 30, 2006	January 1, 2007 to June 30, 2007	January 24, 2006 (Inception) to June 30, 2006	January 24, 2006 (Inception) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	6,964	-	11,527	12,500	24,027

LOSS FROM OPERATIONS	(6,964)	-	(11,527)	(12,500)	(24,027)

OTHER INCOME (EXPENSE)
Interest expense - related party	(125)	-	(250)	-	(701)
Total other income (expense)	(125)	-	(250)	-	(701)

NET LOSS	$(7,089)	$-	$(11,777)	$(12,500)	$(24,728)

BASIC NET LOSS PER SHARE	($0.00)	$0.00	($0.01)	($0.01)	($0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I A Development Stage Company STATEMENT OF STOCKHOLDERS’ EQUITY
					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	$200	$29,800	-	$30,000
Net (loss)	-	-	-	-	-	(12,951)	(12,951)
BALANCES AT DECEMBER 31, 2006	-	$-	2,000,000	$200	$29,800	($12,951)	$17,049

Net (loss)	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE 30, 2007	-	$-	2,000,000	$200	$29,800	($24,728)	$5,272

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2007	January 24, 2006	January 24, 2006
	to	(Inception) to	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(11,777)	(12,500)	($24,728)
Adjustments to reconcile net (loss) to net cash used in
operating activities:
Changes in operating liabilities:
Increase in accrued liabilities	250	-	701
Net cash used in operating activities	(11,527)	(12,500)	(24,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	-	12,500	12,500
Net cash provided by financing activities	-	12,500	42,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(11,527)	-	18,473

Cash and cash equivalents at beginning of period	30,000	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,473	-	$18,473

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

PLASTRON ACQUISITION CORP. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  STOCKHOLDERS’ EQUITY

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of June 30, 2007, 2,000,000 shares of Common Stock were issued and outstanding.

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

Results of Operations

For the three months ending June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2007, the Company had a net loss of $7,089. For the six months ending June 30, 2007, the Company had a net loss of $11,777, comprised mostly of legal, accounting, audit and other professional service fees of $11,527 incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in May of 2007 and Quarterly Report on Form 10-QSB filed in July of 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $18,473, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of June 30, 2007 totaled $13,201, comprised exclusively of notes payable and accrued interest.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from January 24, 2006 (Inception) to June 30, 2007

Operating activities	$(24,027)
Investing activities	-
Financing activities	$42,500

Net effect on cash	$18,473

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

2

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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