Form 10QSB
period 2007-09-30
PLASTRON ACQUISITION CORP I
filed 2007-10-26
CIK 1399521

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52650

Plastron Acquisition Corp. I
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

14-1961536
(I.R.S. Employer Identification Number)

c/o Clifford W. Chapman, Jr., 712 Fifth Avenue, New York, NY 10019
(Address of Principal Offices)

(212) 277-5301
(Issuer’s Telephone Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 24, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PLASTRON ACQUISITION CORP. I

- INDEX -
Page

PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	F-1

Statements of Operations for the Three Months Ended September 30, 2007 and 2006 (Unaudited), the Nine Months Ended September 30, 2007 (Unaudited), from January 24, 2006 (Inception) to September 30, 2006 (Unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to September 30, 2007 (Unaudited)
F-2

Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from January 24, 2006 (Inception) to September 30, 2007 (Unaudited)	F-3

Statements of Cash Flows for the Nine Months Ended September 30, 2007 (Unaudited), from January 24, 2006 (Inception) to September 30, 2006 (Unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to September 30, 2007 (Unaudited)
F-4

Notes to Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Plastron Acquisition Corp. I
A Development Stage Company
BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,479	$30,000
Total current assets	6,479	30,000

TOTAL ASSETS	$6,479	$30,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Note payable - related party	12,500	12,500
Accrued interest - related party	826	451
Total current liabilities	13,326	12,951

LONG TERM LIABILITIES:	-	-

TOTAL LIABILITIES	13,326	12,951

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Additional paid-in capital	29,800	29,800
Deficit accumulated during the development stage	(36,847)	(12,951)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(6,847)	17,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,479	$30,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENTS OF OPERATIONS

	July 1, 2007	July 1, 2006	January 1, 2007	January 24, 2006	January 24, 2006
	to	to	to	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	11,994	-	23,521	12,500	36,021

LOSS FROM OPERATIONS	(11,994)	-	(23,521)	(12,500)	(36,021)

OTHER INCOME (EXPENSE)
Interest expense - related party	(125)	-	(375)	-	(826)
Total other income (expense)	(125)	-	(375)	-	(826)

NET LOSS	$(12,118.50)	$-	$(23,895.75)	$(12,500.00)	$(36,846.75)

BASIC NET LOSS PER SHARE	($0.01)	$0.00	($0.01)	($0.01)	($0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I A Development Stage Company STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Total Stockholders Deficit
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCES AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	$200	$29,800	-	$30,000
Net (loss)	-	-	-	-	-	(12,951)	(12,951)
BALANCES AT DECEMBER 31, 2006	-	$-	2,000,000	$200	$29,800	($12,951)	$17,049

Net (loss)	-	-	-	-	-	(23,896)	(23,896)
BALANCES AT SEPTEMBER 30, 2007	-	$-	2,000,000	$200	$29,800	(36,847)	(6,847)

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2007	January 24, 2006	January 24, 2006
	to	(Inception) to	(Inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(23,896)	(12,500)	($36,847)
Adjustments to reconcile net (loss) to net cash used
in operating activities:
Changes in operating liabilities:
Increase in accrued liabilities	375	-	826
Net cash used in operating activities	(23,521)	(12,500)	(36,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	-	12,500	12,500
Net cash provided by financing activities	-	12,500	42,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(23,521)	-	6,479

Cash and cash equivalents at beginning of period	30,000	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,479	-	$6,479

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had a net loss of $(23,896) for the nine months ended September 30, 2007, and a working capital deficiency of $(6,847) at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 3 -  STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”). On March 1, 2006, the Company issued 1,000,000, 600,000, and 400,000 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.015 per share. As of September 30, 2007, 2,000,000 shares of Common Stock were issued and outstanding.

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

Results of Operations

For the three months ending September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2007, the Company had a net loss of $12,118.50. For the nine months ending September 30, 2007, the Company had a net loss of $23,895.75, comprised mostly of legal, accounting, audit and other professional service fees of $23,521 incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed in May of 2007 and Quarterly Reports on Form 10-QSB filed in July of 2007.

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $6,479, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of September 30, 2007 totaled $13,326, comprised exclusively of notes payable and accrued interest.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from January 24, 2006 (Inception) to September 30, 2007

Operating activities	$(36,021)
Investing activities	-
Financing activities	$42,500

Net effect on cash	$6,479

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

During the next twelve months we anticipate incurring costs related to:

(i) filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii) consummating an acquisition.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended September 30, 2007.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

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

Dated: October 24, 2007	PLASTRON ACQUISITION CORP. I

	By:	/s/ Michael Rapp
Name: Michael Rapp Title: President