Form 10-Q
period 2008-06-30
PLASTRON ACQUISITION CORP I
filed 2008-07-21
CIK 1399521

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,259,480 shares of common stock, par value $.0001 per share, outstanding as of July 17, 2008.

PLASTRON ACQUISITION CORP. I

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Statements of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008 (unaudited)	2

	Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008 (unaudited)	3

	Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Plastron Acquisition Corp. I
A Development Stage Company
BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,524	$1,844
Total current assets	6,524	1,844

TOTAL ASSETS	$6,524	$1,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - related party	$22,500	$12,500
Accrued interest - related party	1,373	951
Total current liabilities	23,873	13,451

TOTAL LIABILITIES	23,873	13,451

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 2,259,480 shares issued and outstanding	226	200
Additional paid-in capital	42,774	29,800
Subscription receivable	(13,000)	-
Deficit accumulated during the development stage	(47,349)	(41,607)

TOTAL STOCKHOLDERS’ DEFICIT	(17,349)	(11,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,524	$1,844

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENTS OF OPERATIONS

	April 1, 2008	April 1, 2007	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	to	to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	2,589	6,964	5,320	11,527	45,976

LOSS FROM OPERATIONS	(2,589)	(6,964)	(5,320)	(11,527)	(45,976)

OTHER INCOME (EXPENSE)
Interest expense - related party	(297)	(125)	(422)	(250)	(1,373)
Total other income (expense)	(297)	(125)	(422)	(250)	(1,373)

NET LOSS	$(2,886)	$(7,089)	$(5,742)	$(11,777)	$(47,349)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	2,008,554	2,000,000	2,004,227	2,000,000

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From January 24, 2006 (Inception) to June 30, 2008

							Deficit
							Accumulated
					Additional		During the	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.015 per share	-	-	2,000,000	200	29,800		-	30,000
Net loss	-	-	-	-	-		(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	2,000,000	200	29,800	-	(12,951)	17,049

Net loss	-	-	-	-	-		(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	2,000,000	200	29,800	-	(41,607)	(11,607)

Issuance of common stock for cash at
$0.05 per share	-	-	259,480	26	12,974	(13,000)	-	-
Net loss	-	-	-	-	-	-	(5,742)	(5,742)
BALANCE AT JUNE 30, 2008 (unaudited)	-	$-	2,259,480	$226	$42,774	$(13,000)	$(47,349)	$(17,349)

The accompanying notes are an integral part of the financial statements.

Plastron Acquisition Corp. I
A Development Stage Company
STATEMENTS OF CASH FLOWS

	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,742)	$(11,777)	$(47,349)
Changes in operating assets and liabilities:
Increase in accrued liabilities	422	250	1,373
Net cash used in operating activities	(5,320)	(11,527)	(45,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	30,000
Proceeds from loan - related party	10,000	-	22,500
Net cash provided by financing activities	10,000	-	52,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,680	(11,527)	6,524

Cash and cash equivalents at beginning of period	1,844	30,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,524	$18,473	$6,524

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Non-cash financing and investing activities:
Subscription receivable	$13,000	$-	$-

The accompanying notes are an integral part of the financial statements.

PLASTRON ACQUISITION CORP. I
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($47,349) and had a working capital deficiency of ($17,349) as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

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

PLASTRON ACQUISITION CORP. I
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

PLASTRON ACQUISITION CORP. I
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

(i)	New accounting pronouncements (continued):

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 2 -  NOTE PAYABLE – RELATED PARTY:

On March 9, 2007, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”). BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum. Interest expense associated with the loan for the quarters ending June 30, 2008 and 2007 was $125 and $125. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer. Accrued interest at June 30, 2008 and December 31, 2007 was $1,201 and $500, respectively.

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each the “April 15 Note” and together, the “April 15 Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or

PLASTRON ACQUISITION CORP. I
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 2 -  NOTE PAYABLE – RELATED PARTY (continued):

(ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest expense associated with the April 15 Notes for the quarter ending June 30, 2008 was $172.

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

On June 27, 2008, the Company sold 259,480 shares of its common stock to three accredited investors, for total cash consideration of $13,000 or $.05 per share. As of June 30, 2008, payment for the stock had not been received; therefore, a stock receivable was recorded in the amount of $13,000 (see Note 4 – Subsequent Events). As of June 30, 2008 and December 31, 2007, 2,259,480 and 2,000,000 shares of Common Stock were issued and outstanding, respectively.

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

NOTE 4 -  SUBSEQUENT EVENTS:

On June 27, 2008, Penumbra Worldwide LTD and Gerald Scott Klayman made loans to the Company in the principal amounts of $5,000 and $5,000, respectively. Although the loan agreements were made on June 27, 2008, they have been accounted for as a subsequent event because the funds were not received until July 8, 2008. The Company issued promissory notes to each of them, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 2%, and such principal and all accrued interest shall be due and payable on December 31, 2008.

On June 27, 2008, the Company sold 259,480 shares of its common stock, par value $0.0001 per share to three accredited investors for an aggregate purchase price equal to $13,000. Funds related to the sale of stock were received July 2, 2008.

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

Description of Business

The Company was incorporated in the State of Delaware on January 24, 2006 and maintains its principal executive office at c/o Clifford W. Chapman, Jr., 712 Fifth Avenue, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $6,524, comprised exclusively of cash and cash equivalents. This compares with assets of $1,844, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $23,873, comprised exclusively of notes payable and accrued interest. This compares to the Company’s current liabilities as of December 31, 2007 of $13,451, comprised exclusively of notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and June 30, 2007 and for the cumulative period from January 24, 2006 (inception) to June 30, 2008:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	For the Cumulative Period from January 24, 2006 (Inception) to June 30, 2008
Net cash used in operating activities	$(5,320)	$(11,527)	$(45,976)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	10,000	-	52,500
Net increase in cash and cash equivalents	$4,680	$(11,527)	$6,524

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended June 30, 2008, the Company had a net loss of $(2,886) and $(5,742), respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007 in February of 2008. This compares with a net loss of $(7,089) and $(11,777) for the three and six months ended June 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in May of 2007.

For the cumulative period from January 24, 2006 (inception) to June 30, 2008, the Company had a net loss of $(47,349), consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 27, 2008, pursuant to that certain stock purchase agreement (the “Purchase Agreement”), the Company sold 259,480 shares of its common stock, par value $0.0001 per share (the “Common Stock”) to three accredited investors (each a “Purchaser” and collectively, the “Purchasers”) for an aggregate purchase price equal to $13,000. The Company relied on the exemptions from registration available pursuant to Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the offer and sale of the shares of Common Stock. The Company has the right to redeem and each Purchaser has a separate right to cause the Company to redeem all, but not less than all, of such Purchaser’s Shares, at any time within 30 days after December 1, 2008, in the event that the Company is still a shell company, as such term is defined in Rule 12b-2 of the Exchange Act. A copy of the Purchase Agreement is attached hereto as Exhibit 4.1.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

April Promissory Notes

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each an “April Note” and together, the “April Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the April Note or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act) (the “Maturity Date”).

Under the April Notes, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the April Note when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the April Note, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings. In the event that an Event of Default has occurred, Messrs Rapp, Wagenheim and Chapman or any other holder of the April Note may, by notice to the Company, declare the entire April Note to be immediately due and payable. In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, then the entire April Note shall automatically become due and payable without any notice or other action by Messrs Rapp, Wagenheim and Chapman. Commencing five days after the occurrence of any Event of Default, the interest rate on the April Notes shall accrue at the rate of 18% per annum. Copies of the April Notes are attached hereto as Exhibits 4.2, 4.3 and 4.4.

June Promissory Notes

On June 27, 2008, Penumbra Worldwide LTD and Gerald Scott Klayman (together, the “Holders”) made loans to the Company in the principal amounts of $5,000 and $5,000, respectively. Although the loan agreements were made on June 27, 2008, they have been accounted for as a subsequent event because the funds were not received until July 8, 2008. The Company issued promissory notes (each a “June Note” and together, the “June Notes”) to each of them, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 2%, and such principal and all accrued interest shall be due and payable on December 31, 2008 (the “Maturity Date”).

Under the terms of the June Notes, it shall be deemed an “Event of Default” if the Company shall: (i) fail to pay the entire principal amount of the June Note when due and payable, (ii) admit in writing its inability to pay any of its monetary obligations under the June Note, (iii) make a general assignment of its assets for the benefit of creditors, or (iv) allow any proceeding to be instituted by or against it seeking relief from or by creditors, including, without limitation, any bankruptcy proceedings. In the event that an Event of Default has occurred, the Holders or any other holder of the June Note may, by notice to the Company, declare the entire June Note to be immediately due and payable. In the event that an Event of Default consisting of a voluntary or involuntary bankruptcy filing has occurred, then the entire June Note shall automatically become due and payable without any notice or other action by the holder. Copies of the June Notes are attached hereto as Exhibits 4.5 and 4.6.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

**4.1	Common Stock Purchase Agreement by and between the Company and the scheduled Purchasers thereto dated June 27, 2008.

***4.2	Promissory Note issued by Plastron Acquisition Corp. I to Michael Rapp dated April 15, 2008.

***4.3	Promissory Note issued by Plastron Acquisition Corp. I to Philip Wagenheim dated April 15, 2008.

***4.4	Promissory Note issued by Plastron Acquisition Corp. I to Clifford Chapman dated April 15, 2008.

**4.5	Promissory Note issued by Plastron Acquisition Corp. I to Penumbra Worldwide LTD dated June 27, 2008.

**4.6	Promissory Note issued by Plastron Acquisition Corp. I to Gerald Scott Klayman dated June 27, 2008.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 15, 2007 and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 3, 2008 and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 17, 2008	PLASTRON ACQUISITION CORP. I

	By:	/s/ Michael Rapp
Michael Rapp
President and Director