Form 10-Q
period 2008-09-30
LIHUA INTERNATIONAL INC.
filed 2008-10-07
CIK 1399521

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-52650

Lihua International, Inc.
(formerly Plastron Acquisition Corp. I)
(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Clifford W. Chapman Jr., 712 Fifth Avenue, New York, NY 10019
(Address of principal executive offices)

(212) 277-5301
(Registrant’s telephone number, including area code)

Plastron Acquisition Corp. I
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company .	☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,792,024 shares of common stock, par value $.0001 per share, outstanding as of October 7, 2008.

LIHUA INTERNATIONAL, INC

- INDEX -

		Page

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

	Statements of Operations for the Three and Nine Months Ended September 30, 2008 and September 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to September 30, 2008 (unaudited)	2

	Statement of Stockholders’ Deficit for the Cumulative Period from January 24, 2006 (Inception) to September 30, 2008 (unaudited)	3

	Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007 (unaudited) and for the Cumulative Period from January 24, 2006 (Inception) to September 30, 2008 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures		17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
BALANCE SHEETS

	2008	2007
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,749	$1,844
Total current assets	7,749	1,844

TOTAL ASSETS	$7,749	$1,844

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Note payable - related party	$22,500	$12,500
Note payable	10,000	-
Accrued interest - related party	1,703	951
Accrued interest	51	-
Total current liabilities	34,254	13,451

TOTAL LIABILITIES	34,254	13,451

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 75,000,000 shares authorized; 6,792,024 and 6,012,024 shares issued and outstanding, respectively	679	601
Additional paid-in capital	42,321	29,399
Deficit accumulated during the development stage	(69,505)	(41,607)

TOTAL STOCKHOLDERS’ DEFICIT	(26,505)	(11,607)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,749	$1,844

The accompanying notes are an integral part of the financial statements.

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months	Three months	Nine months	Nine months	January 24, 2006
	ended	ended	ended	ended	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	21,776	11,994	27,095	23,521	67,751

LOSS FROM OPERATIONS	(21,776)	(11,994)	(27,095)	(23,521)	(67,751)

OTHER INCOME (EXPENSE)
Interest expense-related party	(50)	-	(50)	-	(50)
Interest expense	(330)	(125)	(753)	(375)	(1,704)
Total other income (expense)	(380)	(125)	(803)	(375)	(1,754)

NET LOSS	$(22,156)	$(12,119)	$(27,898)	$(23,896)	$(69,505)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	6,792,024	6,012,024	6,282,462	6,012,024

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
From January 24, 2006 (Inception) to September 30, 2008

	Preferred Stock		Common Stock
					Additional	Accumulated	Total
					Paid-in	During the	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Development	Deficit
BALANCE AT JANUARY 24, 2006, (INCEPTION)	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash at $.005 per share	-	-	6,012,024	601	29,399	-	30,000
Net loss	-	-	-	-	-	(12,951)	(12,951)
BALANCE AT DECEMBER 31, 2006	-	-	6,012,024	601	29,399	(12,951)	17,049

Net (loss)	-	-	-	-	-	(11,777)	(11,777)
BALANCES AT JUNE 30, 2007	-	-	6,012,024	601	29,399	($24,728)	5,272

Net loss	-	-	-	-	-	(28,656)	(28,656)
BALANCE AT DECEMBER 31, 2007	-	-	6,012,024	601	29,399	(41,607)	(11,607)

Issuance of common stock for cash at
$0.017 per share	-	-	780,000	78	12,922	-	13,000
Net loss	-	-	-	-	-	(27,898)	(27,898)
BALANCE AT SEPTEMBER 30, 2008 (unaudited)	-	$-	6,792,024	$679	$42,321	$(69,505)	$(26,505)

The accompanying notes are an integral part of the financial statements.

 LIHUA INTERNATIONAL, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	January 1, 2008	January 1, 2007	January 24, 2006
	to	to	(Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,898)	$(23,896)	$(69,505)
Changes in operating assets and liabilities:
Increase in accrued liabilities	803	375	1,754
Net cash used in operating activities	(27,095)	(23,521)	(67,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,000	-	43,000
Proceeds from loan - related party	10,000	-	22,500
Proceeds from loan	10,000	-	10,000
Net cash provided by financing activities	33,000	-	75,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,905	(23,521)	7,749

Cash and cash equivalents at beginning of period	1,844	30,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,749	$6,479	$7,749

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Lihua International, Inc., formerly known as Plastron Acquisition Corp. I (the “Company”), was incorporated in the state of Delaware on January 24, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business. On September 22, 2008, the Company filed with the Secretary of State of Delaware a Certificate of Ownership and Merger, pursuant to which the Company Sub was merged with and into the Company. The Company was the survivor of the Merger and changed its name to Lihua International, Inc. The legal existence of the Company Sub, which had no assets or operations on the date of the Merger, was terminated effective as of the consummation of the merger.

The Company is currently in the development stage as defined in SFAS No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses, had an accumulated deficit of ($69,505) and had a working capital deficiency of ($26,505) as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

The financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements.

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 2 -  NOTE PAYABLE – RELATED PARTY:

On March 9, 2007, the Company entered into a loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business (the “Maturity Date”). BCM had previously advanced the $12,500 on behalf of the Company. Interest shall accrue on the outstanding principal balance of this loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum. Interest expense associated with the loan for the quarters ending September 30, 2008 and 2007 was $125 and $125. Accrued interest at September 30, 2008 and December 31, 2007 was $1,326 and $500, respectively. Clifford Chapman, our director, Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, all serve as management of BCM, a registered broker-dealer.

On April 15, 2008, Michael Rapp, the President and a director of the Company, Philip Wagenheim, the Secretary and a director of the Company, and Clifford Chapman, a director of the Company, loaned the Company $5,000, $3,000 and $2,000, respectively. The Company issued promissory notes (each the “April 15 Note” and together, the “April 15 Notes”) to Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 8.25%, and such principal and all accrued interest shall be due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or (ii) the date the Company consummates a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest expense associated with the April 15 Notes for the quarter ending September 30, 2008 was $206.

NOTE 3 -  NOTE PAYABLE:

On June 27, 2008, Penumbra Worldwide LTD and Gerald Scott Klayman made loans to the Company in the principal amounts of $5,000 and $5,000, respectively. The loans were accounted for as being issued on July 8, 2008; the same date the funds were received by the Company. The Company issued promissory notes to each of them, pursuant to which the principal amounts thereunder shall accrue interest at an annual rate of 2%, and such principal and all accrued interest shall be due and payable on December 31, 2008.

NOTE 4 -  STOCKHOLDERS’ DEFICIT:

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 85,000,000 shares of capital stock, of which 75,000,000 are shares of common stock, par value $.0001 per share (the “Common Stock”) and 10,000,000 are shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).

On September 16, 2008, the Company’s Board of Directors authorized a stock split, at a rate of 3.006012 shares of Common Stock for each share of Common Stock outstanding, which became effective at 9:00 a.m. Eastern Daylight Time on September 17, 2008. Upon the completion of the Stock Split, the 2,259,480 shares of the Company’s Common Stock outstanding immediately prior to the Stock Split were converted into 6,792,024 shares of Common Stock. All references in these financials statements to the number of common shares, price per share and weighted average number of common shares outstanding prior to the forward stock spilt on September 17, 2008 have been adjusted to reflect the split on a retroactive basis, unless otherwise noted.

LIHUA INTERNATIONAL, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 4 -  STOCKHOLDERS’ DEFICIT (Continued):

On March 1, 2006, the Company issued 3,006,012, 1,803,607, and 1,202,405 shares to Michael Rapp, Philip Wagenheim, and Clifford Chapman, respectively, for total cash consideration of $30,000 or $.005 per share.

On June 27, 2008, the Company sold 780,000 shares of its common stock, par value $0.0001 per share to three accredited investors, for total cash consideration of $13,000 or approximately $.017 per share. As of September 30, 2008 and December 31, 2007, 6,792,024 and 6,012,024 shares of Common Stock were issued and outstanding, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Lihua International, Inc (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware under the name Plastron Acquisition Corp. I, on January 24, 2006 and maintains its principal executive office at c/o Clifford W. Chapman, Jr., 712 Fifth Avenue, New York, NY 10019. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2007, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Since our Registration Statement on Form 10-SB became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. We are currently involved in negotiations to enter into such a business combination, although there is no assurance that such transaction will be consummated. Please see item 5 of this quarterly report for a summary of this proposed business combination. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $7,749, comprised exclusively of cash and cash equivalents. This compares with assets of $1,844, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $34,254, comprised exclusively of notes payable and accrued interest. This compares to the Company’s current liabilities as of December 31, 2007 of $13,451, comprised exclusively of notes payable and accrued interest. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and September 30, 2007 and for the cumulative period from January 24, 2006 (inception) to September 30, 2008:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Cumulative Period from January 24, 2006 (Inception) to September 30, 2008
Net cash used in operating activities	$(27,095)	$(23,521)	$(67,751)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	33,000	-	75,500
Net increase in cash and cash equivalents	$5,905	$(23,521)	$7,749

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 24, 2006 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $(22,156) and $(27,898), respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Reports on Form 10-Q for the periods ending March 31, 2008 and June 30, 2008 and Annual Report on Form 10-KSB for the year ended December 31, 2007. This compares with a net loss of $(12,119) and $(23,896) for the three and nine months ended September 30, 2007, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in May of 2007.

For the cumulative period from January 24, 2006 (inception) to September 30, 2008, the Company had a net loss of $(69,505), consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2005, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q and the filing of the Company’s Annual Reports on Form 10-KSB.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On August 15, 2008, the Company’s Board of Directors authorized a forward stock split of the Company’s shares of common stock, par value $.0001 per share (the “Common Stock”) at a rate of approximately 3.01 shares of Common Stock for each share of Common Stock outstanding to be effected in the discretion of the Board of Directors before August 26, 2009 (the “Stock Split”). By the written consent of the stockholders owning greater than a majority of the outstanding shares of Common Stock, the Stock Split was approved. On August 26, 2008 the Company mailed notice of the authorization to all stockholders, including those who did not return the written consent approving the stock split, in the form of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended (the “14C Information Statement”).

On September 16, 2008, the Company’s Board of Directors authorized the Stock Split, at a rate of 3.006012 shares of Common Stock for each share of Common Stock outstanding, which became effective on September 17, 2008. Upon completion of the Stock Split, the 2,259,480 shares of the Company’s Common Stock immediately prior to the Stock Split were converted into 6,792,024 shares of Common Stock.

Item 5. Other Information.

Merger

On September 19, 2008, the Company and its wholly owned subsidiary, Lihua International, Inc. (the “Company Sub”) entered into and filed with the Secretary of State of Delaware a Certificate of Ownership and Merger, pursuant to which the Company Sub was merged with and into the Company (the “Merger”). The Company was the survivor of the Merger and changed it name to Lihua International, Inc., as permitted under the provisions of the Delaware General Corporation Law. The Company’s Certificate of Incorporation was amended, pursuant to the provisions of the Certificate of Ownership and Merger to change the name of the Company to Lihua International, Inc. The Merger and the change of the Company’s name were approved by the unanimous written consent of the Company’s directors on September 19, 2008.

Stock Split

As described in Item 4 above, on September 16, 2008, the Company’s Board of Directors authorized the Stock Split, at a rate of 3.006012 shares of Common Stock for each share of Common Stock outstanding, which became effective on September 17, 2008. Upon completion of the Stock Split, the 2,259,480 shares of the Company’s Common Stock immediately prior to the Stock Split were converted into 6,792,024 shares of Common Stock.

Share Exchange Agreement

The Company intends to enter into a Share Exchange Agreement (the “Share Exchange Agreement”) with Ally Profit Investments Limited, a British Virgin Islands company ("Ally Profit”), Magnify Wealth Enterprise Limited, a British Virgin Islands Company, the sole shareholder of Ally Profit (the “Ally Profit Shareholder”), who owns shares constituting 100% of the issued and outstanding ordinary shares of Ally Profit (the “Ally Profit Shares”), and the three principal stockholders of Lihua International, Inc. (“the “Lihua Controlling Stockholders”). Pursuant to the terms of the Exchange Agreement, the Ally Profit Shareholder will transfer all of the Ally Profit Shares to us in exchange for the issuance of 13,800,000 (the “Shares”) shares of our Common Stock (the “Share Exchange”), par value $0.0001 per share (the “Common Stock”). As a result of the Share Exchange, Ally Profit will become our wholly-owned subsidiary and the Ally Profit Shareholder will acquire approximately 92% of our issued and outstanding stock. In addition, the Company will experience a change in control in the board of directors and management, pursuant to the terms of the Share Exchange Agreement.

Concurrent with the closing of the Share Exchange, we intend to enter into a repurchase agreement (the “Repurchase Agreement”) with the Lihua Controlling Stockholders, pursuant to which we would repurchase 5,592,024 of the 6,012,024 shares of Common Stock owned by them.

Concurrent with the closing of the Share Exchange, we intend to complete a private placement of our securities for aggregate gross proceeds of up to $15,000,000 (the “Private Placement”) with certain accredited investors (the “Investors”). It is also anticipated that the investors will receive warrants to purchase our Common Stock, in connection with the Private Placement, on such terms and conditions to be determined.

Our placement agent in connection with the Private Placement will receive a cash fee equal to 6.5% of the gross proceeds of the Private Placement and will also receive warrants to purchase 5% of the number of shares sold in the Private Placement at an exercise price per share that is equivalent to the purchase price in the Private Placement. The warrants would be for a term of 5 years and would have a cashless exercise provision.

Our financial advisor will receive warrants to purchase up to 281,320 shares at an exercise price per share that is equivalent to the purchase price in the Private Placement. The warrants would be for a term of 5 years and would have a cashless exercise provision. There can be no assurance that we will successfully consummate the transactions contemplated under the Share Exchange Agreement and/or the Private Placement.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006.

*3.2	By-Laws.

**3.3	Certificate of Ownership and Merger Dated September 19, 2008.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on May 15, 2007 and incorporated herein by this reference.

**	Filed as an Exhibit to the Form 8-K, as filed with the Securities and Exchange Commission on September 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 7, 2008	LIHUA INTERNATIONAL, INC

	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer