Form 10-K
period 2008-12-31
LIHUA INTERNATIONAL INC.
filed 2009-04-02
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-52650

LIHUA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Lihua Holdings Limited Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC	212312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 511 86317399

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:
$0.0001 Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $10,000.

The number of shares outstanding of the registrant’s common stock at $.0001 par value as of March 30, 2009 was 15,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC. .

Annual Report on Form 10-K for the Year Ended December 31, 2008

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the availability and cost of products from our suppliers incorporated into our customized module design solutions;

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s copper industries;

•	the rate of introduction of new products by our customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	our ability to compete effectively with our current and future competitors;

•	our ability to manage our growth effectively, including possible growth through acquisitions;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	our implementation of share-based compensation plans;

•	changes in the favorable tax incentives enjoyed by our PRC operating companies;

•	foreign currency exchange rates fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in China.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.dylihua.com

PART I

ITEM 1.	BUSINESS

Company Overview

We are primarily engaged in the value-added manufacturing of bimetallic composite conductor wire, such as copper clad aluminum (“CCA”) fine wire, CCA magnet wire and CCA tin plated wire and sales to distributors in the wire and cable industries and to manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.  In the end of the first quarter of 2009, we have begun utilizing refined, or recycled, copper to manufacture and sell low content oxygen copper cable and copper magnet wire to our existing customer base.

Copper is one of the most widely used metals in the world. Copper’s chemical, physical and aesthetic properties make it attractive for many domestic, industrial and high-end technology applications. Some of the major uses of copper include: electronics and communications, construction, transportation, and industrial equipment. We believe that about three quarters of total copper use is accounted for by electrical uses, including power transmission and generation, building wiring, telecommunication, and electrical and electronic products. We believe that building construction is the single largest market, followed by electronics and electronic products, transportation, industrial machinery, and consumer and general products.

According to a publicly available report from the International Copper Study Group, in 2006, China consumed 627,000 tons more refined copper than it produced. This shortfall is satisfied through recycling of copper as well copper imports which are more expensive due to freight costs. China’s growth is expected to continue driving strong copper consumption in the coming years. These factors should contribute to the continued search and adoption of alternatives to pure copper, such as bimetallic composite conductor wire, that can meet China’s demand in a less costly manner.  In addition, we will also seek to capitalize on the large demand for copper in China by entering the market as a low cost provider of pure copper products.

Growth Strategy

Our goal is to become a worldwide leader in the CCA magnet wire industry. We seek to grow our Lihua Electron business in the following manner:

•
Manufacturing  We will strive to maintain and expand our profit margins by enhancing equipment management, optimizing processes and product structures, perfecting the supplier system and cutting production costs.

•	Capacity Expansion Since our production lines have been running at full capacity for several years we intend to increase the number of production lines to better meet strong customer demand.

Corporate Structure

The following diagram illustrates our corporate structure.  All of our subsidiaries are owned directly.

The Foreign Investment Industrial Catalogue jointly issued by the Ministry of Commerce (“MOFCOM”) and the National Development and Reform Commission (“NDRC”) in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment, (ii) restricted to foreign investment, and (iii) prohibited from foreign investment.  For any industry/business not covered by any of these three categories, they will be deemed industries/business permitted to have foreign investment.  Except for those expressly provided restrictions, encouraged and permitted industries/business are usually 100% open to foreign investment and ownership.  With regard to those industries/business restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.  The reason that our business is not subject to limitation on foreign investment and ownership is as follows:

(i) our business falls under the class of “manufacturing of materials for processing beryllium copper straps, lines, pipes and rods , which is open to 100% foreign investment and ownership;

(ii) our business does not fall under the industry categories that are restricted to, or prohibited from foreign investment;

(iii)  whether a business is subject to foreign investment restriction is subject to interpretation by MOFCOM and/or the NDRC, restructuring of each of our operating entities into a wholly foreign owned enterprise, each of which has been approved by the local MOFCOM, can also directly evidence no limitation on foreign investment and ownership to our business.

Company Background

From the date of our incorporation until October 31, 2008, we were a “blank check” company with nominal assets. We were originally incorporated in the State of Delaware on January 24, 2006 under the name of Plastron Acquisition Corp. for the purpose of raising capital to be used to merge, acquire, or enter into a business combination with an operating business.

Ally Profit Investments Limited was incorporated in the British Virgin Islands on March 12, 2008 under the Business Companies Act, 2004. In June 2008, Ally Profit became the parent holding company of a group of companies comprised of Lihua Holdings Limited, a company organized under the laws of Hong Kong and incorporated on April 17, 2008, which is the 100% shareholder of each of Danyang Lihua Electron Co. (“Lihua Electron”) and Jiangsu Lihua Copper Industry Co., Ltd., (“Lihua Copper”) each a limited liability company organized under the existing laws of the Peoples Republic of China.  Lihua Electron and Lihua Copper were incorporated on December 30, 1999 and August 31, 2007, respectively.  From time to time, we refer to  Lihua Electron and Lihua Copper collectively as the “PRC Subsidiaries”.  We changed our name from Plastron Acquisition Corp. to Lihua International, Inc. on September 22, 2008.

Lihua Electron is a leading value-added manufacturer of bimetallic composite conductor wire, such as copper clad aluminum (“CCA”) fine wire, CCA magnet wire and CCA tin plated wire. Lihua Electron sells to distributors in the wire and cable industries and to manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Lihua Copper, our other PRC subsidiary, which began operations at the end of the first quarter 2009, utilizes refined, or recycled, copper to manufacture and sell low content oxygen copper cable and copper magnet wire to Lihua Electron’s existing customer base.

Restructuring

In June 2008, pursuant to a restructuring plan (“Restructuring”) intended to ensure compliance with the PRC rules and regulations, Ally Profit through its directly wholly-owned subsidiary Lihua Holdings, acquired 100% equity interests in Lihua Electron and Lihua Copper from companies controlled by our CEO, Mr. Zhu, and other minority shareholders.

The table below sets forth the proportion of equity interests in all entities involved before and after the Restructuring:

	Magnify Wealth		Ally Profit		Lihua Holdings		Lihua Electron		Lihua Copper
	Before	After	Before	After	Before	After	Before	After	Before	After
Shareholder	%	%	%	%	%	%	%	%	%	%
Mr. Fo-Ho Chu (“Mr. Chu”)	100	100	-	-	-	-	45.46	-	-	-
Magnify Wealth	-	-	100	100		-	-	-	-	-
Ally Profit	-	-	-	-	100	100	-	-	-	-
Lihua Holdings	-	-	-	-	-	-	-	100	-	100
Danyang Special Electronics Co., Ltd. (a)	-	-	-	-	-	-	52.27	-	25	-
Invest Unicorn Holdings Limited (b)	-	-	-	-	-	-	-	-	75	-
Imbis Europe B.V. h/o Asia Trading (EDC) (“Europe EDC”)	-	-	-	-	-	-	2.27	-	-	-
	100	100	100	100	100	100	100	100	100	100

(a)
Equity interests in Danyang Special Electronics Co., Ltd., a PRC domestic company, are held as to 60% by Mr. Zhu and 40% by his wife. Mr. Zhu and his wife are acting in concert and considered parties to the same control group.

(b)	Invest Unicorn Holdings Limited, incorporated in the British Virgin Islands, is 100% beneficially owned by Mr. Zhu.

As part of the Restructuring, Mr. Chu, the sole shareholder of Magnify Wealth, appointed Mr. Zhu as the sole director of Magnify Wealth, Ally Profit as well as Lihua Holdings. Additionally, Mr. Chu undertook to Mr. Zhu that no further directors would be appointed to the board of either Magnify Wealth, Ally Profit or Lihua Holdings without the prior written consent of Mr. Zhu. As the sole director of Magnify Wealth, Ally Profit and Lihua Holdings, Mr. Zhu is able to control and manage the operational, investment and business decisions of these companies, including the ability to make the sole decisions regarding any change in these companies’ capital structure or payment of dividends. Further, Mr. Zhu has the ultimate authority to determine the composition of the board of directors for these companies.

Furthermore, as part of the Restructuring, Mr. Zhu and Mr. Chu entered into a Share Transfer Agreement dated October 22, 2008, pursuant to which Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth then held by Mr. Chu at the nominal price of $1.00 per share. The option shares vest and become exercisable upon Lihua Electron and Lihua Copper attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million respectively. If each performance target is met, 25% of the Option Shares will vest and become exercisable forty-five days after December 31, 2008, 25% of the Option shares will vest and become exercisable forty-five days after December 31, 2009 and the remaining 50% of the Option Shares will vest and become exercisable forty five days after December 31, 2010.

The sole purpose of the Share Transfer Agreement is to enable Mr. Zhu to re-acquire the ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with PRC rules and regulations. For this reason, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for Mr. Zhu to exercise the Option Shares have been included such that Mr. Zhu will be entitled to exercise all the Option Shares as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 is 10% or more higher than 2008 Target (“Alternate Performance Target”) no matter whether the performance targets for 2009 and 2010 are met or not.

The arrangement for Mr. Zhu to act as the sole director of the holding companies of Lihua Electron and Lihua Copper, the undertaking by Mr. Chu not to appoint additional director, as well as the Share Transfer Agreement are each inseparable and indispensable part of the Restructuring which enables Mr. Zhu to continue to have residual rewards of the combined entity.

Also on October 22, 2008, the former minority shareholders of the PRC subsidiaries, namely Mr. Chu and Europe EDC, entered into subscription agreements to purchase additional shares in Magnify Wealth at a nominal price of US$1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will only be entitled to exercise their subscription rights at the same time when Mr. Zhu exercises his Option Shares under the Share Transfer Agreement. The number of subscription shares exercisable by Mr. Chu and Europe EDC is 632 shares and 32 shares, respectively, and was determined based on the proportion of capital contributed by each of Mr. Zhu, Mr. Chu and Europe EDC in Lihua Electron and Lihua Copper. The purpose of the subscription agreements, together with the Share Transfer Agreement, is to enable Mr. Zhu, Mr. Chu and Europe EDC to re-acquire their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with the PRC rules and regulations. As a result, there will be no ownership change of the minority interests of each of the two PRC operating entities.

The Company’s consolidated net income for 2008 was $11,701,879. Because this figure achieved the Alternate Performance Target, Mr. Zhu is entitled to exercise an option to acquire all of the Option Shares from Mr. Chu pursuant to the following vesting schedule: (i) as of March 30, 2008, the date of the Company’s auditors’ report for fiscal year 2008, the right to exercise an option to acquire 25% of the Option Shares vested; however as of March 30, 2008, Mr. Zhu has not exercised such option; (ii) the right to acquire an additional 25% of the Option Shares shall vest on February 14, 2010; and (iii) the right to acquire the remaining 50% of the Option Shares shall vest on February 14, 2011. Therefore, as of February 14, 2011, Mr. Zhu will be entitled to exercise options for all of the Option Shares only subject to the passage of time. If all of the Option Shares are exercised by Mr. Zhu, Mr. Zhu would own 81.9% of Magnify Wealth.

Also as part of the Restructuring, Lihua Holdings’ capital was established by way of contributions from Mr. Zhu and other minority shareholders, which, in the aggregate, equaled the total transfer price they were entitled to receive for the transfer of their equity interests in Lihua Electron and Lihua Copper to Lihua Holdings. Therefore, Mr. Zhu and the other minority shareholders, as the former stockholders of Lihua Electron and Lihua Copper who gave up legal ownership thereof, have not received any net cash amount. Nor has there been any cash flow out of the combined entity during the whole period from the date of transfer of legal ownership of Lihua Electron and Lihua Copper through the expiry of the Share Transfer Agreement and the Subscription Agreements, at which time it is fully expected Mr. Zhu and other minority shareholders will have re-acquired their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper. As a result, Mr. Zhu and other minority shareholders have continued to bear the residual risks of the combined entity.

Mr. Zhu has retained a financial controlling interest in the combined entity through the above-discussed residual risks and rewards. Furthermore, during and after the Restructuring, there has been no change to the composition of the board of directors of either Lihua Electron or Lihua Copper and Mr. Zhu continues to act as the managing director of these companies as well as the sole director of Magnify Wealth, Ally Profit and Lihua Holdings. Lihua Electron and Lihua Copper have remained under common operating, management and financial control. As a result, the Restructuring has been accounted for as a combination of entities under common control and recapitalization of Lihua Electron and Lihua Copper using the “as if” pooling method of accounting, with no adjustment to the historical basis of the assets and liabilities of Lihua Electron and Lihua Copper, and the operations were consolidated as if the Restructuring occurred as of the beginning of the first accounting period presented in these financial statements.

Share Exchange Agreement

On October 31, 2008 we entered into and completed a Share Exchange Agreement (the “Exchange Agreement”) with Ally Profit Investments Limited, Magnify Wealth Enterprise Limited, the sole shareholder of Ally Profit  and our principal stockholders. Pursuant to the terms of the Exchange Agreement, Magnify Wealth transferred all of the shares of Ally Profit to us in exchange for the issuance of 14,025,000 shares of our Common Stock. As a result, Ally Profit became our wholly owned subsidiary and Magnify Wealth acquired approximately 93.5% of our issued and outstanding stock. Additionally, as a result of Ally Profit becoming our wholly owned subsidiary, we also acquired the business and operations of Ally Profit and its PRC Subsidiaries.

Private Placement

On October 31, 2008, we entered into and completed a securities purchase agreement (“Private Placement”) with certain accredited investors (the “Investors”) for the issuance and sale by us in a private placement of 6,818,182 shares of Series A Convertible Preferred Stock and Series A Warrants to purchase 1,500,000 shares of Common Stock, for aggregate gross proceeds of approximately $15,000,000.

Agreements Related to the Private Placement

We entered into an escrow agreement with the Investors (the “Closing Escrow Agreement”), pursuant to which the Investors deposited the funds in the aggregate amount of $15,000,000 for the purchase and sale of the Investor Shares (the “Escrowed Funds”) into an escrow account which was disbursed at Closing. Pursuant to the Closing Escrow Agreement, $1,000,000 of the Escrowed Funds were held in the escrow account (the “Held Back Escrow Funds”) until the escrow agent received written notice that we caused Lihua Copper to fulfill one hundred percent of its registered capital obligation of $15,000,000 no later than 90 days from the Closing Date (Section 3.23 (Registered Capital of Lihua Copper), as well as comply with the covenants in Section 3.35 (Environmental Authority Approval for Jiangsu Lihua Copper Industry Co., Ltd.), Section 3.37 (Comply with Relevant Employment Laws in PRC), Section 3.38 (Construction Works Planning Permit and Construction Works Execution Permit for Lihua Copper), Section 3.43 (assign transfer and cause to be recorded all Intellectual Property and Commercial and Trade Secrets), Section 3.44 (Payment of Stamp Tax), Section 3.45 (Filing of PRC Certificates) and Section 3.46 (Lihua Copper Pay-Off Loan from Lihua Electron) of the Purchase Agreement (the “Held Back Release Conditions”). Prior to 90 days from the Closing, the Held Back Conditions were satisfied by the Company and $800,000 was released to the Company. $200,000 remained in escrow to cover any claims brought by our employees relating to housing and pensions.

Make Good Escrow

We also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Magnify Wealth initially placed 6,818,182 of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “Escrow Shares”) into an escrow account. The Escrow Shares are being held as security for the achievement of $12 million in audited net income and $0.50 earnings per share for the fiscal year 2008 (the “2008 Performance Threshold”) and $18 million in audited net income and $0.76 earnings per share for the fiscal year 2009 (the “2009 Performance Threshold”). The calculation of earnings per share of $0.76 for the fiscal year 2009 shall exclude up to $5,000,000 in shares of Common Stock issued in a bona fide public offering, however, any shares issued in excess of $5,000,000 shall be included in the calculation of earnings per share for the fiscal year 2009. If we achieve the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth. If less than 50% of the 2008 Performance Threshold or the 2009 Performance Threshold is achieved, all of the Escrow Shares may be released to the Investors. If either the 2008 Performance Threshold or 2009 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or us. Pursuant to the Securities Escrow Agreement, if any Escrow Shares are delivered to Investors as a result of the Company’s failure to fully achieve the 2008 Performance Thresholds, Magnify Wealth shall deliver that number of additional shares of Common Stock as is necessary to maintain 100% of the number of original Escrow Shares in the escrow account at all times. With respect to the 2008 and 2009 performance thresholds, net income shall be defined in accordance with US GAAP and reported by us in our audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to the Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Zhu Jianhua upon the exercise of options granted to Mr. Zhu by shareholder of Magnify Wealth, as of the date thereof. For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. As a result, all of the Escrow Shares will continue to be held in escrow and none has yet been released to either Magnify Wealth or the Investors.

Compensation Expense Related to Make Good Escrow

Our Common Stock is not publicly traded. We have determined that our common stock had fair value of $2.260 per share at October 31, 2008, or the date of the Securities Escrow Agreement, based on a retrospective valuation of our enterprise fair value performed by an unrelated valuation firm. The valuation has been prepared consistent with the guidance outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.”

We are a group of entities comprising Lihua International Inc., Ally Profit, Lihua Holdings, Lihua Copper and Lihua Electron, for which different valuation approaches have been considered and used.

Because Lihua International, Inc., Ally Profit and Lihua Holdings are holding companies only and have no revenue, both market and income approaches have been considered not applicable, and only an asset-based approach has been applied. Lihua Copper has not generated revenue and has little expense history. Accordingly, both market and income approaches have been considered inappropriate and an asset-based approach has been applied.

Because Lihua Electron has an established financial history of profitable operations and generation of positive cash flows, an income approach has been applied using the discounted cash flow method. We developed our discounted cash flow analysis based on our projected cash flows from 2009 through 2011, including, among other things, our estimates of future revenue growth, gross margins, capital expenditures and working capital requirements, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. A market approach was not applied because we concluded that there was significant limitation in identifying true comparable enterprises with readily determinable fair values.

For the year ended December 31, 2008, our net income was $11,701,879 which achieved 95% of the 2008 performance threshold. Under the terms of the escrow agreement, since we achieved 95% of the 2008 performance threshold, all of the Escrow Shares will continue to be held in escrow and currently none will be released to Magnify Wealth or the Investors. As the release of the Escrow Shares requires the attainment of the performance thresholds for both 2008 and 2009, we will only commence to recognize compensation expense around the middle of fiscal year 2009 when we will be able to evaluate whether it is probable that we will achieve the 2009 performance threshold to provide for the ultimate release of the Escrow Shares back to Magnify Wealth. For the year ended December 31, 2008, no compensation expense has been recognized regarding the make good escrow arrangement. If the 2009 performance threshold is also met and all of the Escrow Shares are released back to Magnify Wealth, a compensation expense of $15,409,091 will be recognized in fiscal year 2009.

Stock Exchange Listing

Pursuant to the Private Placement, we have an obligation to have our shares of Common Stock listed on a national securities exchange no later than October 31, 2009 (the “Listing Date”). In the event that we do not list on a national securities exchange in the proscribed time period and manner provided for in the Purchase Agreement, then the Ally Profit Shareholder shall transfer 750,000 shares (the “Listing Penalty Shares”) of Common Stock to the Investors, with no additional consideration due from the Investors. However, if we are requested by certain Investors to have our shares of Common stock quoted on the Over-the-Counter Bulletin Board (“OTCBB Demand”) prior to the Listing Date, we shall do so and then we will have an additional 18 months to list on a national securities exchange. If we fail to comply with the OTCBB Demand in a timely manner or, to then list on a national securities exchange within the 18 month period, the Listing Penalty Shares shall be transferred to the Investors.

Public Relations Escrow

Additionally, we entered into a public relations escrow agreement with the Investors (the “Public Relations Escrow Agreement”), pursuant to which we agreed to deposit $750,000 in an escrow account (the “Public Relations Escrowed Funds”). $125,000 from the Public Relations Escrowed Funds shall be released to us when we appoint a Vice President of Investor Relations, an additional $250,000 shall be released to us once we have complied with all Nasdaq Corporate Governance standards, and the remaining $375,000 shall be released to us as invoices become due for the purpose of any investor and public relations activities. As negotiated with Vision Opportunity China L.P. (“Vision”), the lead investor in the Private Placement who wishes to ensure that quality firms handle certain affairs of the Company, if we fail to timely comply with the foregoing obligations, or fail to fulfill a request to change our auditor upon such request by any holder of five percent of our Common Stock in the aggregate on a fully diluted basis, or fail to hire an internal control consultant acceptable to Vision within three months of the Closing Date,  we will pay liquidated damages of 0.5% of the aggregate purchase price paid by for the Investor Shares on the expiration date to comply with such covenant and for each 30 day period thereafter, up to 10% of the aggregate purchase price, which the Investors may require that we pay from the Public Relations Escrowed Funds. In the event such liquidated payments are made, we shall return an amount equal to the amount of liquidated damages paid, back into the Public Relations Escrow Funds.

Industry and Market Overview

Copper is one of the most widely used metals in the world. Copper’s chemical, physical and aesthetic properties make it attractive for many domestic, industrial and high-end technology applications. Some of the major uses of copper include: electronics and communications, construction, transportation, and industrial equipment. About three quarters of total copper use is accounted for by electrical uses, including power transmission and generation, building wiring, telecommunication, and electrical and electronic products. We believe that building construction is the single largest market, followed by electronics and electronic products, transportation, industrial machinery, and consumer and general products. The following publicly available chart illustrates world copper production by product type in 2006 as determined by the International Copper Association, Ltd., a leading member-supported organization for promoting the use of copper worldwide.

According to publicly available data gathered from the International Copper Study group and the International Copper Association, from 2002 to 2007, the global refined usage of copper has grown approximately 3.1% per year. We believe that the continued urbanization of China and India should provide strong demand for copper over the foreseeable future. According to the “China Economic Review”, a monthly magazine published in Hong Kong covering business, finance and economics in China, China, with a forecasted GDP growth of approximately 8% to 9% in 2009, should lead this trend. China’s economic growth and urbanization continue to drive solid demand for copper, which is estimated to double by 2015 to 8 million tons. According to a publicly available report by Standard Chartered Bank, China is the world’s largest consumer of copper. In 2007, China’s refined copper consumption grew 13% from 2006 to 4 million tons, representing 22% of global consumption. Based on publicly available data provided by the International Copper Study Group (“ICSG”) an intergovernmental organization that serves to increase cooperation on issues related to copper, China’s mine production totaled 844,000 tons of copper in 2006, which is approximately 5.6% of world production. In 2006, China consumed 627,000 tons more than it produced. This shortfall is satisfied through recycling of copper as well copper imports which are more expensive due to freight costs. China’s growth is expected to continue driving strong copper consumption in the coming years. These factors should contribute to the continued search and adoption of alternatives to pure copper that can meet China’s demand in a less costly manner.

Pure copper wire has historically been the dominant product for use in the wire and cable industry due to its electrical conductivity and corrosion resistance. However, due in part to rising copper prices, constrained copper supply and the search for lighter alternatives to pure copper, end-user manufacturers in the industry have begun pursuing and adopting alternative technologies.

Magnet Wire Market

According to a publicly available report by Gobi International, a provider of statistical market research reports and forecasts on insulated wire and cable, in 2006, the world consumed over $10 billion  worth of magnet wire which is primarily used in motors, transformers and other common electrical parts. The report also indicated that China has the largest demand for magnet wire   which   is forecasted to grow by 38.3% from 2007 to 2012, the highest among all major economies. Bimetallic materials are an ideal substitute for pure copper or more specifically, for magnet wire that can satisfy China’s demand. Bimetallic materials have been in existence for decades, but until recently they have only been selectively adopted due to higher production costs and historically low copper prices. However, as the price of copper has increased in recent years, companies have started to use bimetallics and learn about their benefits. Based on publicly available data provided by the London Metal Exchange, the average annual price of copper has surged by over 300% between 2002 and 2007. During this same period the price of aluminum, however, has increased by less than 150%. This price differential has made bimetallic wires, especially CCA wires that contain an aluminum core, an inexpensive alternative. Aside from the price advantage, bimetallic wires also offer greater value to end-users compared to traditional copper wires by weighing less while retaining the corrosion resistance and electrical conductivity of pure copper wires.

Lihua Copper will seek to capitalize on the large demand for copper in China by entering the market as a low cost provider of pure copper products. Copper is among the few materials that does not degrade or lose its chemical or physical properties in the recycling process. As such, copper is one of the most recycled of all metals. Copper scrap derives from either metals discarded in semi fabrication or finished product manufacturing processes or obsolete end-of-life products. Refined copper production attributable to recycled scrap feed, classified as “secondary copper production,” utilizes processes similar to those employed for primary production. It produces   recycled, or refined, copper that cannot be distinguished from primary copper once reprocessed. Therefore, recycling has the potential to extend the use of copper, resulting in energy savings, and contributing to provide a sustainable source of metal for future generations. The ICSG believes that assuming an average life span of 30 years for most copper-based products, copper’s truer recycling rate could be as high as 85%. This demonstrates the high potential and sustainability of copper recycling as a necessary and beneficial complement to primary copper production.

In recent decades, an increasing emphasis has been placed on the sustainability of material uses in which the concept of reuse and recycling of metals plays an important role in the material choice and acceptance of products. This trend is very likely to continue and will have a major impact on future copper consumption. According to the ICSG, 34% of copper consumption came from recycled copper in 2005. It is also estimated that in 2006, at the refinery level, secondary copper refined production may have reached around 15% of total copper refined production. Considering the highly cost-efficient nature of secondary copper production, it should be reasonable to expect that percentage to grow in the future.

Lihua Electron operates in the bimetallic wire manufacturing industry. The bimetallic wire industry can be characterized as fast-growing on a worldwide basis and specifically in China where there is considerable fragmentation. A significant barrier to entry into this industry is technology specifically with respect to drawing, annealing and coating the CCA wire. For many product offerings, there is significant differentiation among industry participants from a manufacturing, technological and quality standpoint.

Because of the benefits of bimetallic wire, we believe there are substantial opportunities to capture increasing market share in applications that have historically been dominated by traditional copper wire. As a bimetallic value-added manufacturer with leading technologies, increasing capacity, and a management team with over 75 years of copper industry experience, we believe we are well positioned to capitalize on the growing bimetallic demand worldwide.

Products

Lihua Electron Products

Lihua Electron is engaged in the manufacture and sale of bimetallic composite conductor wire, such as CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core. Over the past five years CCA has become a viable and popular alternative to pure copper wire. In comparison with solid copper wire, CCA raw material normally costs 35% to 40% less per ton. Additionally, CCA and pure copper raw materials are both purchased based on weight. Since aluminum accounts for approximately eighty six percent (86%) by volume of CCA wire each ton of CCA wire can yield 2.5 times more length than each ton of solid copper wire. This phenomenon results from the fact that aluminum is much less dense than copper, and thus has a greater volume per ton then that of pure copper.

CCA combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum, making it uniquely suited for many electrical applications where the ratio of weight to conductivity is important. In many applications, it is a more robust conductor than aluminum alone. Our CCA products are a cost effective substitute for pure copper wire in a wide variety of applications such as wire and cable, consumer electronic products, white goods, automotive parts, utility applications, telecommunications, and specialty cables.

We customize our products based on customer specifications. Customer specifications depend on the end use of the CCA wire, but are primarily determined based upon two measurements, the thickness of the copper layer on the aluminum core and the diameter of the CCA wire. Based on the thickness of the copper layer, CCA is divided into two types, 10% and 15%. The 10% CCA is primarily used in high frequency signal transmissions, such as cable television transmission and cellular phone signals, while the 15% CCA is used in generators and other non-signal transmission applications. CCA can be made in various diameters. The typical customer specifications for our CCA products range from 0.04 mm to 1.96 mm.

Currently, Lihua Electron has the following product lines:

•	CCA fine wire
o	Used in computers, shielding, cell phones and automobiles

•	CCA magnet wire
o	Used in small electronic motors, small size transformers, water pumps and meters

•	CCA tin plated wire
o	Used in audio and video components

Lihua Copper Products

In the first quarter 2009, Lihua Copper has begun manufacturing refined copper, which is also referred to as low content oxygen copper (“LCOC”). Lihua Copper uses recycled copper as its raw material to manufacture and sell LCOC cable, LCOC fine wire and LCOC magnet wire to Lihua Electron’s customers.

Lihua Copper’s LCOC recycled copper utilizes our patented cleaning process followed by a traditional smelting process, which results in copper with 99.96% purity. Typically, recycled copper produces a purity of 99.90% to 99.92%. Because our LCOC has a higher level of purity, it has a wider range of potential end uses typically reserved for new pure copper. In a follow-on, value-added process, we use our LCOC copper wire as the basis for magnet wire and fine wire and market it to Lihua Electron’s current customer base.

Lihua Copper manufactures the following products:

•	LCOC cable
o	Used for:

▪	telephone drop wire and conductors
▪	electric utilities; transmission lines, grid wire, fence and structured grounds
▪	industrial drop wire, magnet wire, battery cables, automotive wiring harnesses
▪	electronics; radio frequency shielding

•	LCOC fine wire
•	LCOC magnet wire

o	Used in electronic motors, transformers, water pumps, and meters in the automobile, energy, industrial, commercial, and residential industries.

Raw Materials and Suppliers

We obtain the CCA raw material needed for Lihua Electron’s products from several suppliers. We generally pass the cost of our raw materials to our customers. Although competitors often experience substantial delays for the CCA raw material, our reliance on multiple high quality suppliers has limited the frequency and length of such delays and has therefore minimized the disruption of our business operations. We believe that if any of the suppliers listed below are unable to provide us with the product, we have a sufficient number of alternative suppliers from whom we can purchase products at substantially the same cost.

Lihua Electron primarily purchases the raw materials needed for  its CCA from the following suppliers:

•	Fushi International (Dalian) Bimetallic Cable Co., Ltd.
•	Soviet Cloud Electricity Limited Company
•	Jiangsu Heyang Wire and Cable Co., Ltd.
•	Changzhou Jieer Letter Composition Metal Material Limited Company
•	Suzhou Guoxin Wire and Cable Technology Limited Company

Lihua Copper uses scrap copper in its production of two types of recycled copper: LCOC cable and LCOC magnet wire. We believe that we will have access to an adequate supply of scrap copper on satisfactory commercial terms due to the numerous scrap dealers located throughout Guangdong Province in the PRC.

Manufacturing/Production Process

CCA Products

Manufacturing our CCA end products involves drawing the CCA raw material to a finished diameter. This drawing process is complex and utilizes our proprietary trade secrets to ensure that the CCA wire has a consistent cross section throughout the wire and maintains the original bimetallic bond from the CCA raw material. The drawing process entails multiple steps such as heat treating, annealing, baking, cooling, quenching and spooling as may be necessary depending on wire diameter and other customer specifications. The fine CCA wire is either sold as a finished good to customers or coated and further processed to become CCA magnet wire.

The following illustration is a simplified outline of our process:

Our production procedures are designed to maximize capacity utilization and ensure the most efficient and cost-effective production possible. We utilize custom manufactured machinery for which we hold design patents.

Low Content Oxygen Copper

To produce our low content oxygen copper, we obtain scrap copper from copper recyclers. Using our patented technology, we clean and smelt the scrap copper to produce low content oxygen copper.

The following illustration is a simplified outline of our process:

Sales, Marketing and Distribution

In China, we target our sales efforts primarily in the coastal provinces of Guangdong, Fujian, Zhejiang, Jiangsu and Shanghai areas, where the majority of our customers are located. We have a sales staff of approximately 30 employees. We maintain nine sales offices in China, including three in Guangdong, two in Zhejiang, one in Linan, one in Fujian, one in Shangdong, and one in Anhui. We also derive approximately three percent of our sales from www.alibaba.com, which is an online marketplace for both international and domestic manufacturers and trading companies in a variety of industries. Our company website, www.dylihua.com, allows us to receive electronic orders through the Alibaba trading site. We participate in industry expositions throughout China through which we showcase and provide information on our many products and services.

In 2006 and 2007, our products were mainly exported through several Chinese trading companies. In 2008, through our participation on Alibaba, we began to establish trade partnerships abroad and directly export our products internationally. Presently, our international sales account for approximately five percent of our total sales. We currently have customers in Brazil, India, Pakistan and Vietnam. We have begun to establish trade partnerships and directly export our products to these countries and regions. We can deliver to most of our international customers within 48 hours after receiving their orders. We have a small fleet of trucks that deliver merchandise to customers located within three hours from Danyang, where our manufacturing headquarters are located. Alternatively, we contract with independent third-party trucking companies to deliver our products when necessary.

Seasonality

Consumer electronics, white goods, automotive, utility, telecommunications and specialty cable markets in the PRC, have historically experienced a slowdown in demand during the first quarter due to the Chinese New Year holiday. There is also modest seasonality during the hot summer months as the significant heat generated from the manufacturing process forces a slow down in output. However, due to the organic expansion in our production capabilities over the past two years, we have yet to experience significant seasonality fluctuations in our revenues or operating and net income.

Competition

Our sales are predominantly in the PRC, and as a result, our primary competitors are PRC domestic companies. Since our current international sales only comprise approximately five percent of our total sales, we face competition to a lesser degree with international companies. Our major PRC domestic competitors are listed below by business segment:

Lihua Electron Competitors
Name	Est. Capacity	Products
Changzhou Wujin Chengtian Electronics Co., Ltd	100 metric tons per month	CCA fine and Magnet
Linan Jiapeng Metal Co., Ltd	50 metric tons per month	CCA fine and Magnet
Nanjing Haochuang Metal Co., Ltd	50 metric tons per month	CCA fine and Magnet
Yixing City Shengbao Co., Ltd	70 metric tons per month	Pure CU / CCA fine/Magnet

Lihua Copper Competitors
Name	Est. Capacity	Products
Xinghua Fangqiang Jidian Co., Ltd	20,000 M/T per year	Oxygen free fine wire
Danyang Pure Copper Co., Ltd	15,000 M/T per year	Oxygen free fine wire
Wujiang Jingcheng Diangong Co., Ltd	18,000 M/T per year	Magnet wire
Nantong Yili Magnetic Wire Co., Ltd	4,000 M/T per year	Magnet wire
Hengtong Copper Co., Ltd	50,000 M/T per year	8mm low content oxygen copper cable
Tiantong Copper Co., Ltd	20,000 M/T per year	8mm low content oxygen copper cable
Huihong Metal Co., Ltd	8,000 M/T per year	8mm low content oxygen copper cable
Jiangsu Yiyuan Group	20,000 M/T per year	Oxygen free fine wire

Competitive Advantages

Competition in the bimetallic industry, particularly in the PRC, can be characterized by rapid growth and a concentration of manufacturers. We believe we differentiate ourselves by offering superior product quality, timely delivery and better value. We believe we have the following advantages over our competitors:

•	the performance and cost effectiveness of our products relative to those of our competitors;

•	our ability to manufacture and deliver products in required volumes, on a timely basis, and at competitive prices;

•	the superior quality and reliability of our products;

•	our customer support capabilities, from both an engineering and an operational perspective;

•	excellence and flexibility in operations;

•	effectiveness of customer service and our ability to send experienced operators and engineers as well as a seasoned sales force to assist our customers; and

•	overall management capability.

Growth Strategy

Our goal is to become a worldwide leader in the CCA magnet wire industry. We seek to grow our Lihua Electron business in the following manner:

•
Manufacturing  We will strive to maintain and expand our profit margins by enhancing equipment management, optimizing processes and product structures, perfecting the supplier system and cutting production costs.

•	Capacity Expansion Since our production lines have been running at full capacity for several years we intend to increase the number of production lines to better meet strong customer demand.

Research and Development

In the fiscal years ended December 31, 2008 and 2007, we spent $60,041, and $56,143, respectively, on research and development. We are dedicated to improving our current products and to developing new technologies that will improve the performance and capabilities of bimetallic materials and recycled copper wires.

Intellectual Property

We have obtained IP protection in China for certain of our production processes and devices. We continually seek ways to improve our patented processes and, through our research and development department, we anticipate continuing our development of proprietary intellectual properties. Our current production processes and devices for which we have patent protection are:

Name of IP right	Application Number	Company	Date of Application	Status of Application

1. The production process for copper clad aluminum magnet wire	200710131529.7	Lihua Electron	September 4, 2007	Patent pending

2. An aluminum-magnesium copper plating production process	200810023487.	Lihua Electron	April 16, 2008	Patent pending

3. An oxygen-free copper rod pressure cut off device	200820034139.8	Lihua Copper	April 16, 2008	Patent pending

4. A copper cleaning liquid	200810023488.4	Lihua Copper	April 16, 2008	Patent pending

We cannot ensure that any patent applications filed by us in the future will be approved, nor can we be sure that any of our existing patents or any patents granted to us will be useful in protecting our processes and devices.

Customers

We do not have any customer to whom the sales of our products exceed 10% of our total revenue. Our products are widely dispersed in the market, so we do not depend on a single customer or a few customers to generate revenue.

The table below sets forth our top five customers based on percentage of total revenue for the year ended December 31, 2008 and the industry in which they focus.

TOP FIVE CUSTOMERS (Industry Focus)	% of Net Sales for the twelve months ended December 31, 2008
Customer 1 (Home Appliance)	6.6%
Customer 2 (Marine wire)	4.6%
Customer 3 (Electronic Motor)	3.1%
Customer 4 (Electronic Tool)	3.0%
Customer 5 (Electronic Motor)	2.9%
Top Five Customers as % of Total:	20.2%

Government Regulation

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. We are in compliance in all material respects with such laws, regulations,  rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety and the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC and in the US. We are also subject to periodic inspection by environment regulators and must follow specific procedures in some of our processes. We have not violated environmental regulations or approved practices either in the PRC or in the US.

As our businesses may generate waste water, toxic and hazardous substances as well as other industrial wastes, we are required to comply with all national and local regulations in China regarding protection of the environment. The Environmental Protection Law of the PRC provides the basic legal framework for the environmental requirements of the production and sale of electron products, and its implementation regulations set out detailed implementation rules. We believe that we are in compliance with the current material environmental protection requirements.

Pursuant to the Securities Purchase Agreement between us and certain accredited investors, upon completion of the Lihua Copper factory, we were required to obtain necessary governmental and regulatory approval.  The Lihua Copper factory was completed on, and received the necessary approvals from Dangyang Environmental Protection Bureau on January 8, 2009.

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time which may harm our business. To date, we are not aware of any such legal proceedings or claims against us or our subsidiaries.

Employees

As of December 31, 2008, we had 210 full-time employees located at our executive office in Danyang City, and 30 full time sales employees located in various sales offices. We believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

 Risks Related to Our Business

We have a limited operating history.

Our limited operating history and the early stage of development of the CCA industry in which we operate makes it difficult to evaluate our business and future prospects. Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We will continue to encounter risks and difficulties in implementing our business model, including potential failure to:

•	increase awareness of our products, protect our reputation and develop customer loyalty;

•	manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	maintain adequate control of our expenses; and

•
anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Quarterly operating results may fluctuate.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the prices of copper which directly affect the prices of our products and may influence the demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity) and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.

Fluctuating copper prices impact our business and operating results.

Copper prices, which have increased quite rapidly over the past several years, have recently declined over 50% and may vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively. For example, since our products are a substitute for pure copper wire, higher copper prices usually increase demand for our CCA products, while lower copper prices can decrease demand for CCA products. Numerous factors, most of which are beyond our control, influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Consequently, fluctuations in copper prices can significantly affect our business and operating results.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The CCA industry is becoming increasingly competitive. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, product availability and quality. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which may sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop as we expect, it may be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings. Such eventualities will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

We expect that raw materials of CCA and recycled copper will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers. Identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our Common Stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. We mitigate the impact of changing raw material prices by passing changes in prices to our customers by adjusting prices daily to reflect changes in raw material prices, as is customary in the industry.  We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

Increases in raw materials prices will increase our need for working capital.
As the prices of raw materials increase, our working capital requirements increase. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” below.

Increases in raw materials prices may increase credit and default risk with respect to our customers.

Increases in the price of our products, as raw material prices rise, may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse affect on the timing and amount of payment on our accounts receivable, which would in turn, negatively affect our results of operations.

If the CCA industry does not grow as we expect or grows at a slower speed than we expect, our sales and profitability may be materially adversely affected.

We derive most of our profits from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the bimetallic industry in China. Although China’s CCA industry has grown rapidly in the past, it may not continue to grow at the same growth rate in the future or at all. Any reduced demand for our products, any downturn or other adverse changes in China’s CCA or related industries could severely impact the profitability of our business.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. Further, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations.

We face intense competition and many of our competitors have substantially greater resources than we have.

Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. We might lose some of our current or future business to these competitors or be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. Further, to the extent that, whether as a result of the increased cost of copper, the relative strength of the Chinese currency, shipping costs or other factors, we are not able to price our products competitively, our ability to sell our products in both the Chinese domestic and the international markets will suffer.

Key employees are essential to growing our business.

Mr. Jianhua Zhu, Mrs. Yaying Wang and Mr. Roy Yu and other senior management personnel are essential to our ability to continue to grow our business. Mr. Zhu, Mrs. Wang and Mr. Yu have established relationships within the industries in which we operate. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue.

In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We may need additional financing, which may not be available to find such financing on satisfactory terms or at all.

Our capital requirements may be accelerated as a result of many factors, including timing of development activities, underestimates of budget items, unanticipated expenses or capital expenditures, future product opportunities with collaborators, future licensing opportunities and future business combinations. Consequently, we may need to seek additional debt or equity financing, which may not be available on favorable terms, if at all, and which may be dilutive to our stockholders.

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders' interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

If we fail to adequately protect or enforce our intellectual property rights, or to secure rights to patents   of others, the value of our intellectual property rights could diminish.

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we have filed four patent applications to the State Intellectual Property Office of the PRC. However, we cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

Our success also depends on the skills, knowledge and experience of our scientific and technical personnel, consultants, advisors, licensors and contractors. To help protect our proprietary know-how and inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. If any of our intellectual property is disclosed, our value would be significantly impaired, and our business and competitive position would suffer.

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and compelled to defend against litigation.

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether it wins or loses. All of the above could result in a substantial diversion of valuable management resources.

We believe we have taken reasonable steps, including comprehensive internal and external prior patent searches, to ensure we have freedom to operate and that our development and commercialization efforts can be carried out as planned without infringing others’ proprietary rights. However, we cannot guarantee that no third party patent has been filed or will be filed that may contain subject matter of relevance to our development, causing a third party patent holder to claim infringement. Resolving such issues has traditionally resulted, and could in our case result, in lengthy and costly legal proceedings, the outcome of which cannot be predicted accurately.

We have never paid cash dividends and are not likely to do so in the foreseeable future .

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

We do not have a majority of independent directors serving on our board of directors, which could present the potential for conflicts of interest.

We do not have a majority of independent directors serving on our board of directors. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders, generally, and the controlling officers, stockholders or directors.

One investor owns a large percentage of our outstanding stock and could significantly influence the outcome of actions.

Currently, Mr. Chu Fu Ho, the sole shareholder of Magnify Wealth Enterprise Limited, beneficially owns approximately 92.4% of our outstanding common stock. As a result, Mr. Chu will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For more information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, please see the section titled “Security Ownership of Certain Beneficial Owners and Management” below.

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to comply with Sarbanes-Oxley and meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, and cause investors to lose confidence in our reported financial information.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Associated With Doing Business In China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

Our operations and assets in China are subject to significant political and economic uncertainties.

Changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under our current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We derive a substantial portion of our sales from China and a slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The industrial which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Chinese renminbi. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to the U.S. dollar had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

The income statements of our operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to successfully hedge our exchange rate risks.

PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.

Recent regulations promulgated by the PRC State Administration of Foreign Exchange, or SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.  The failure by our stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals.  The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC,” intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.  This could have a material adverse effect on us given that we expect to be a publicly listed company in the U.S.

Because our principal assets are located outside of the United States and all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

All of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 25 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Lihua Electron and Lihua Copper, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Lihua Electron and Lihua Copper are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of Lihua Electron and Lihua Copper.

Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our common stock.

Changes in foreign exchange regulations in the PRC may affect our ability to pay dividends in foreign currency or conduct other foreign exchange business.

We receive all of our revenues in renminbi, the Chinese currency, which is currently not a freely convertible currency.  The restrictions on currency exchanges may limit our ability to use revenues generated in RMB to make dividends or other payments in United States dollars.  The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, SAFE regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  In addition, failure to obtain approval from SAFE for currency conversion on the capital account may adversely impact our capital expenditure plans and our ability to expand in accordance with our desired objectives.

The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions.  If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency.

PRC regulations relating to mergers and acquisitions of domestic enterprises by foreign investors may increase the administrative burden we face and create regulatory uncertainties.

On August 8, 2006, six PRC regulatory agencies, namely, the PRC Ministry of Commerce, or MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission, or CSRC, and SAFE jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. According to Rule 55 of the M&A rules and Guidance Manual on Administration of Entry of Foreign Investment issued by the Department of Foreign Investment Administration of the Ministry of Commerce in December 2008, conversion of a joint venture to a wholly foreign owned enterprise by way of equity transfer from a Chinese party to a foreign party, shall not be subject to the M&A rules, and the M&A rules are only applicable to acquisitions of a domestic enterprise or its assets by a foreigner.

The M&A rules also require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission ("CSRC") prior to the public listing of their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises' securities on overseas stock exchanges ("Related Clarifications"), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. However, the CSRC currently has not issued any definitive rule concerning whether the transactions effected by the restructuring are subject to the New M&A Rules and Related Clarifications. Article 238 of the PRC Securities Law also provides that any domestic enterprise that directly or indirectly issues any securities abroad or lists its securities abroad for trading shall be subject to the approval of the securities regulatory authority under the State Council according to the relevant provisions of the State Council.

Based on our understanding of current PRC Laws, we believe that the M&A Rule does not apply to our June 2008 restructuring and therefore the restructuring did not require CSRC approval because (i) the restructuring was a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) we are not a special purpose vehicle formed or controlled by PRC companies or PRC individuals, (iii) we are owned or substantively controlled by foreigners, (iv) conversion of our operating entities from a joint venture to a wholly foreign owned enterprise is not subject to the M&A rules.

There are substantial uncertainties regarding the interpretation and application of the above rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company similar to ours is be subject to the approval of CSRC. If CSRC approval is required in connection with the restructuring, our failure to obtain or delay obtaining such approval could result in penalties imposed by CSRC and other PRC regulatory agencies. These penalties could include fines and penalties on our operations in China, restriction or limitation on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

Though the M&A rules do not have express provisions in terms of penalties for failure to obtain CSRC approval prior to the public listing of our securities, there are some other penalty provisions in other PRC laws and regulations regulating offshore listing, which can be cited as reference hereto:

(i) Pursuant to Article 188 of the PRC Securities Law, any entity that issues securities or issues securities in disguised form without verification or examination and approval by the statutory authority shall be ordered to cease issuance and refund the funds thus raised, together with bank deposit interest for the same period, and shall also be fined not less than 1 percent but not more than 5 percent of the amount of the proceeds illegally raised. The persons directly in charge and the other persons directly responsible shall be given a disciplinary warning and also be fined not less than RMB30,000 ($4,325) but not more than RMB300,000 ($43,245). However, we believe that this penalty relates to a domestic listing because the PRC Securities Law primarily regulates domestic listing, and would not have any application with respect to the listing or de-listing of a company's stock in the US stock market.

(ii) Pursuant to the Circular of the State Council Concerning Further Strengthening the Administration of Overseas Issuance and Listing of Securities, the overseas listing of securities of a PRC-related company which violates this Circular shall be deemed as an issuance of shares without authorization or approval. Persons in charge of the competent departments responsible for approval of overseas issuances could be given administrative sanctions if such person in charge is liable for the violation. People heading the issuing entity and other people directly responsible for the issuance shall be penalized, including being demoted to a lower level position or having their employment terminated. If the violation constitutes a crime, criminal liability may be claimed against the relevant responsible persons according to relevant laws. The issuing entity, relevant agencies involved and the responsible people thereof shall be penalized by the CSRC in accordance with the provisions of the Interim Regulations on the Administration of Issuance and Trading of Securities and other relevant provisions.

We do not believe that any of these measures would allow or authorize the CSRC or other PRC governmental departments to unwind the June 2008 restructuring, because it was a purely a foreign related transaction governed by foreign laws, and any PRC governmental department does not have jurisdiction over such a transaction. However, there is a risk that such penalties may be applied to the relevant PRC operating entities.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

We are dependent on our relationship with the local government in the province in which we operate our business.  Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we expect to be a publicly listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

It may be difficult to protection of intellectual property rights under PRC law.

Intellectual property rights in China are still developing, and there are uncertainties involved in their protection and the enforcement of such protection.  We will need to pay special attention to protecting its intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by a damages award.

Under PRC law, we are required to obtain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing their operations and activities, which are subject to periodic review and reassessment by the Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty.  If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we will suffer a material adverse effect. If new standards are applied to renewals or new applications, it could prove costly to us to meet any new level of compliance.

The PRC government could revoke our land rights, which would leave us without our operational capabilities.

Under Chinese law, only the government owns land, and the government issues to tenants the rights to use property.  Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest.  The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  Each of our two operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

We currently enjoy a reduced tax rate and other government incentives, and the loss of or reduction in these benefits may materially and adversely affect our business and results of operations. Because we may not be able to obtain business insurance in the PRC, we may not be protected from risks that are customarily covered by insurance in the United States.

Business insurance is not readily available in the PRC.  To the extent that we suffer a loss of a type which would normally be covered by insurance in the United States, such as product liability and general liability insurance, we would incur significant expenses in both defending any action and in paying any claims that result from a settlement or judgment.

We are subject to the environmental protection law of China.

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment.  We are subject to multiple  laws governing environmental protection, such as “The Law on Environmental Protection in the PRC” and “The Law on  Prevention of Effluent Pollution  in the PRC,” as well as standards set by the relevant governmental authorities determining the classification of different wastes and proper disposal.  We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal.

China is experiencing substantial problems with environmental pollution.  Accordingly, it is likely that the national, provincial and local governmental agencies will adopt stricter pollution controls.  There can be no assurance that future changes in environmental laws and regulations will not impose costly compliance requirements on us or otherwise subject us to future liabilities.  Our profitability may be adversely affected if additional or modified environmental control regulations are imposed upon us.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that could leave us without many employees to conduct our business which would materially and adversely affect our operations and financial condition.

Risks Related to the Common Stock

If we do not timely file and have declared effective the registration statement pursuant to the Private Placement, we will be subject to liquidated damages.

In connection with the Private Placement, we entered into a Registration Rights Agreement. Under this agreement, we are obligated to file a registration statement providing for the resale of shares underlying the Preferred Shares and Warrants issued in the Private Placement. Pursuant to the Registration Rights Agreement, we agreed to file and have declared effective the Registration Statement by April 29, 2009. Although we believe that we will be able to take all steps necessary to permit the SEC to declare the Registration Statements effective timely, it is possible that the SEC may, by application of policies or procedures that vary from past policies and procedures, delay the effectiveness of the Registration Statements or make it impractical for us to respond to the SEC in a manner that permits us to declare the Registration Statements effective. We will pay liquidated damages of 1% of the dollar amount of the shares registered in the Registration Statement for each 30 day period the Registration Statement is not declared effective, payable in cash, up to a maximum of 10%.

When the Registration Statement becomes effective, there will be a significant number of shares of Common Stock eligible for sale, which could depress the market price of such stock.

Following the effective date of the Registration Statement, a large number of shares of Common Stock will become available for sale in the public market if our Common Stock is trading at such time, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently no public market for our Common Stock and there can be no assurance that a trading market will develop further or be maintained in the future. As of March 30, 2009, we had approximately 12 shareholders of record of our Common Stock.

The market price of our common stock may be volatile.

If a public market develops for our common stock on the OTC Bulletin Board or on a national securities exchange, trading in our Common Stock may be highly volatile.  Some of the factors that may materially affect the future market price of our common stock are beyond our control, such as changes in any financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In China, there is no private land ownership. Under PRC law, all land in the PRC is owned by the government, which grants a "land use right" to an individual or entity after payment is made to the government. The "land use right" allows the holder the right to use the land for a specified long-term period.

Lihua Electron owns 15.7 acres (10466.72 square meters) of land use rights located in Danyang City, HouXiang Zhen, Five-Star Village, Five-Star Industrial Park. Lihua Electron has land use rights for a period of 50 years, expiring on October 5, 2058. Lihua Electron’s production plant and executive office is located at this site. The total area occupied is 8,824.81 square meters.

Lihua Copper owns 100 acres (66,666.67 square meters) of land use rights also located in Danyang City, HouXiang Zhen, Five-Star Village, Five-Star Industrial Park. Lihua Copper has land use right for a period of 50 years, expiring on October 5, 2058. We currently have production plants, office buildings and an integrated dormitory on this site.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Except as described above, we are not currently involved in any material litigation. From time to time, we may be also involved in litigation arising in the normal course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

There is no established public trading market in our Common Stock. Our securities are not listed for trading on any national securities exchange or over-the-counter quotation service.

Shareholders

As of March 30, 2009, there were 15,000,000 shares of our common stock outstanding, and we had approximately 12 shareholders of record. The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in China.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our Form 8-Ks and 10-Qs filed wih the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated statement of income data for the two years ended December 31, 2007 and 2008 and consolidated balance sheet data as of December 31, 2008 and 2007 presented below are derived from our audited consolidated financial statements and related notes thereto. The audited consolidated financial statements and the related notes have been prepared in accordance with U.S. GAAP, and have been audited by AGCA, Inc. (f/k/a Yu and Associates), an independent registered public accounting firm.

The consolidated financial statements are reported in U.S. dollar amounts are presented in thousands, except share and per share data. This data should be read in conjunction with our “Management’s discussion and analysis of financial condition and results of operations” and our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Consolidated Statement of Income Data

In thousand	For the Year Ended December 31,
	2008	2007

NET REVENUE	$50,006	$32,677

Cost of sales	(33,202)	(22,911)

GROSS PROFIT	16,804	9,766

Selling expenses	(700)	(417)
General and administrative expenses	(1,907)	(455)

Income from operations	14,197	8,894

Other income (expenses):

Interest income	68	16
Interest expenses	(515)	(97)
Merger cost	(259)	-
Other income (expenses), net	4	-

Income before income taxes	13,495	8,813

Provision for income taxes	(1,793)	(1,089)

NET INCOME	11,702	7,724

	As of December 31,
	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$26,041,849	$3,213,649
Accounts receivable, net	5,042,739	5,385,078
Buildings, machinery and equipment, net	7,440,943	5,948,274
Total assets	56,812,888	30,074,626
Total Current Liabilities	9,020,926	10,992,142
Total Liabilities	9,020,926	10,992,142
Convertible Preferred Stock	12,114,513	-
Total Shareholders’ Equity	35,677,449	19,082,484

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

On October 31, 2008 we entered into and completed a Share Exchange Agreement (the “Exchange Agreement”) with Ally Profit Investments Limited, a British Virgin Islands company, Magnify Wealth Enterprise Limited, the sole shareholder of Ally Profit, and our principal stockholders. Pursuant to the terms of the Exchange Agreement, the Ally Profit Shareholder transferred all of the Ally Profit Shares to us in exchange for the issuance of 14,025,000 shares of our common stock. As a result of the Exchange Agreement, Ally Profit became our wholly owned subsidiary and the Ally Profit Shareholder acquired approximately 93.5% of our issued and outstanding stock.  We changed our name from Plastron Acquisition Corp. to Lihua International, Inc. on September 22, 2008.  On October 31, 2008, we also entered into a securities purchase agreement with certain accredited investors for the issuance and sale by us in a private placement of 6,818,182 shares of Series A Convertible Preferred Stock, par value $0.0001 per share and Series A warrants to purchase up to 1,500,000 shares of common stock, for aggregate gross proceeds of approximately $15,000,000.

Prior to the Share Exchange, we were a “blank check” company with nominal assets. We were incorporated in the State of Delaware on January 24, 2006 for the purpose of raising capital to be used to merge, acquire, or enter into a business combination with an operating business.  Ally Profit was incorporated in the British Virgin Islands on March 12, 2008 under the Business Companies Act, 2004. In June 2008, Ally Profit became the parent holding company of a group of companies comprised of Lihua Holdings Limited, a company organized under the laws of Hong Kong, which is the 100% shareholder of each of Lihua Electron and Jiangsu Lihua Copper, each a limited liability company organized under the existing laws of the Peoples Republic of China. We refer to Lihua Electron and Lihua Copper collectively as the “PRC Subsidiaries”.

As a result of the Exchange Agreement, Ally Profit became our wholly owned subsidiary, and we acquired the business and operations of Ally Profit and its PRC Subsidiaries, Lihua Electron and Lihua Copper. Lihua Electron, a revenue generating company which was incorporated in 1999, is a leading value-added manufacturer of bimetallic composite conductor wire, such as copper clad aluminum (“CCA”) fine wire, CCA magnet wire and CCA tin plated wire. Lihua Electron sells to distributors in the wire and cable industries and to manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. We anticipate that Lihua Copper, which was incorporated in 2007, will begin operations by the end of the first quarter 2009. Lihua Copper will utilize refined, or recycled, copper to manufacture and sell low content oxygen copper cable and copper magnet wire to Lihua Electron’s existing customer base.

The "Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below is prepared using the consolidated financial statements of our wholly owned subsidiary, Ally Profit Investment Limited and its subsidiaries, Lihua Holdings Limited, Lihua Electron, and Lihua Copper for the fiscal years ended December 31, 2008, 2007 and 2006 and the three months ended December 31, 2008 and 2007, set forth elsewhere in this annual report.  The results of operations and financial condition for those periods do not reflect Lihua International on an as-consolidated basis.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 30, 2007

Our business for the fiscal year ended December 31, 2008 continued to demonstrate robust growth as we grew revenue by 53.0% compared to the same period in 2007. This growth was primarily driven by strong market demand for our products and an increase in the production capacity for CCA magnet wire.

Selected Financial Data:

	Increase/	For the year ended
	(Decrease)	December 31, 2008	December 31, 2007
Net sales	53.0%	$50,006,057	$32,676,834
Gross Profit	72.1%	16,803,713	9,765,897
Operating Income	59.6%	14,196,641	8,893,675
Net income	51.5%	11,701,879	7,723,688

Gross Margins		33.6%	29.9%
Net Margins		23.4%	23.6%

Net Sales
Sales revenue in 2008 was $ 50.0 million an increase of $17.3 million from sales of 32.7 $ million in 2007. Our sales increase was primarily attributable to strong market demand for our products and the increase in production capacity of our main product- CCA magnet wire.  Total tons shipped increased 46.7% year-on-year to 5,966 versus 4,065 tons in 2007. The increase in tons shipped was a result of strong customer demand and the acceleration of CCA as a substitute for pure copper in small size electronic motors.  We met the increased demand by building out capacity by adding seven new production lines increasing our total to twenty-six lines. In 2008 the average selling price per ton was $8,382, compared to $8,039 in 2007, representing an increase of $343 or 4.3%. The average selling price increase year-over-year resulted primarily from more shipments of our higher priced product, CCA magnet wire, which increased from 1,735 tons in 2007 to 4,087 tons in 2008. The percentage of sales of CCA Magnet wire increased from 43% in 2007 to 69% in 2008.

The following table breaks down our products by categories and by tons shipped and as a percentage of total sales:

	For the twelve months ended December 31, 2008
	shipment (tons)	% of total sales
CCA Magnet Wire	4,087	68.5%
CCA Fine Wire	1,495	25.1%
CCA Tin Plated Wire	235	3.9%
Others	149	2.5%
Total	5,966	100%

The following table sets forth our five largest customers for the fiscal years 2008 and 2007, respectively:

TOP FIVE CUSTOMERS (Industry Focus)	% of Net Sales for the twelve months ended December 31, 2008	% of Net Sales for the twelve months ended December 31, 2007
Customer 1 (Home Appliance)	6.6%	N/A
Customer 2 (Marine wire)	4.6%	3.0%
Customer 3 (Electronic Motor)	3.1%	2.0%
Customer 4 (Electronic Tool)	3.0%	2.9%
Customer 5 (Electronic Motor)	2.9%	2.8%
Customer 6 (Electronic Motor)	N/A	2.5%

Top Five Customers as % of Total:	20.2%	14.5%

During the year ended December 31, 2008, our five largest customers accounted for 20.2% of total sales, up 5.7% compared to 14.5% of the year ended December 31, 2007.

As of December 31, 2008, the receivable balance due from these five customers represented 29% of total accounts receivables, up 16% from 13% as of December 31, 2007.  We routinely extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 60 day trade credit to our largest customers, which tend to be well-established, large businesses, and we have not seen any accounts receivable go uncollected beyond 60 days or experienced any write-off of accounts receivable in the past.

Cost of Goods Sold

Cost of Goods Sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs.

Cost of Goods Sold was $33.2 million for the twelve months ended December 31, 2008, compared to $22.9 million for the twelve months ended December 31, 2007, representing an increase of $10.3 million or 45%. Cost of Goods Sold measured by percentage of net sales was 66.4%, compared to 70.1% for the prior year. Our CCA raw material accounted for about 80% of the total cost of goods sold and the price of CCA raw material typically changes with the fluctuations of copper and aluminum prices. However, our product pricing system utilizes fixed mark ups to our CCA raw material to avoid the commodity risk of copper and aluminum price fluctuations. As such, we are able to pass along commodity price fluctuations to our customers. As we increase capacity, depreciation should rise sharply in future quarters due to a significant expansion in our asset base as we begin taking delivery of recently purchased machinery and equipment. In fiscal year 2008 the average cost of good sold per ton was $5,565, compared to $5,636 in the same period of 2007 representing a decrease of $71 per ton, or 1.3%. The decrease was primarily caused by the decrease in the price of copper, our main raw material.

Gross Profit

Gross profit for the twelve months ended December 31, 2008 was $16.8 million, up 72.1% from gross profit of $9.8 million for the same period in 2007. Gross margin increased to 33.6% from 29.9% year-over-year, principally due to our increase in production capacity of our higher margin products such as CCA magnet wire and a decrease in the cost of our raw materials.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, which principally include sales staff salary and commissions, welfare, and travel expenses, was $700,029 for the twelve months ended December 31, 2008, compared to $417,314 for the twelve months ended December 31, 2007.  As a percentage of net sales, selling expenses increased to 1.4% from 1.3% comparing with the same period in 2007 as we increased the number of our sales offices in China.  General and administrative expenses, as a percentage of net sales, increased to 3.8% for the twelve months ended December 31, 2008, compared with 1.4% for the twelve months ended December 31, 2007.  Factors which caused this increase were higher administrative and professional fees associated with the Company preparing to be a public reporting company. R&D expenses, which are included in general and administrative expenses, for the twelve months ended December 31, 2008, were $60,041 an increase of $3,898, as compared to the twelve months ended December 31, 2007.

As we prepare to increase our production capacity and more aggressively address market opportunities, we anticipate an expansion of our sales force and an increase in the number of our sales offices in China to better respond to demand.

Going forward, we anticipate that general and administrative costs will increase in the next year as we are required to satisfy additional requirements related to being a US public company including the professional fees related to Sarbanes-Oxley compliance.

Interest Expense

Interest expense was $514,950 for the twelve months ended December 31, 2008, compared to $96,535 for the twelve months ended December 31, 2007. The increase is largely due to accrued interest from additional bank loans utilized during the period.  The loans were used for working capital and capital expenditures for the expansion of production.

Income tax

For the twelve months ended December 31, 2008 provision for income tax expense was $1,792,681 as compared to $1,089,107 for the same period in 2007.

In 2008, our business operations were solely conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles.  In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 25%.  PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT rate of 25%. However, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

Lihua Electron is a production-based foreign investment enterprise and was granted an EIT holiday for the two years ended December 31, 2006 and 2005 and a 50% reduction on the EIT rate for the three years ended December 31, 2007, 2008 and 2009, making its effective tax rate 12.5% for those years.

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron will continue to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009.

Net Income

Net income for the twelve months ended December 31, 2008 was $11.7 million, or 23.4% of net revenue, compared to $7.7 million, or 23.6% of net revenue, in the same period last year.

Foreign Currency Translation Gains

During the twelve months ended December 31, 2008, the RMB steadily rose against the US dollar. As a result we recognized a foreign currency translation gain of $1,622,035.

 LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and advances from related parties.  However, up to December 31, 2008, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased demand and production expansion.

As of December 31, 2008, we had approximately $26.0 million in cash, up $22.8 million from $3.2 million at December 31, 2007.

In summary, our cash flows were:

	For the year ended
	December 31, 2008	December 31, 2007
Net cash provided by operating activities	15,837,702	2,123,478
Net cash used in investing activities	(4,693,086)	(11,560,119)
Net cash provided by financing activities	10,966,675	11,290,295
Effect of exchange rate on cash and cash equivalents	716,909	469,516
Cash and cash equivalents at beginning of period	3,213,649	890,479

Cash and cash equivalents at end of period	26,041,849	3,213,649

For the twelve months ended December 31, 2008, cash provided by operating activities totaled $15.8 million compared to $2.1 million in 2007. This principally attributable to i) a $4.0 million increase in net earnings; ii) a $2.2 million decrease in inventory resulting from more efficient use of raw materials and finished goods; iii) a shortened cash cycle between timing of inventory purchases and collection of accounts receivable, resulting in $0.7 million decrease in accounts receivable partially offset by $1 million decrease in accounts payables.

For the twelve months ended December 31, 2008, cash used in investing activities was approximately $4.7 million, primarily as a result of capital investment in new equipment and machinery, as well as office building improvements and the purchase of new land, all as part of our planned expansion.  The capital investment on new equipment and machinery related to the construction of the new Lihua Copper production facility, which was in production in March 2009.

Financing activities provided net cash inflow of $11.0 million during the twelve months ended December 31, 2008. We drew down approximately $12.0 million from our existing credit facilities to meet working capital needs and repaid approximately $10.2 million of our existing credit facilities.  Maturities for our working capital financing range from three to six months. The short-term, revolving nature of these credit facilities is common in China. The majority of these short-term credit facilities are guaranteed by Tianyi Telecom, a related party.  In addition, these credit facilities are guaranteed by our inventories and machinery.  We intend to renew these loans once they become due and do not believe we will encounter difficulty in doing so on acceptable terms because:  i) we have assets that can be collateralized and access to a related party that can serve as a guarantor, ii) we have a strong credit history, and iii) by becoming a public company in the U.S., we have increased our credibility with local banks. We expect that the terms for these loans will be similar, in both interest rate and duration, to the current loans. If for some reason we are not able to renew those bank loans, we have sufficient funds to execute our business plan, although the growth rate would be slower. On October 31, 2008 we entered into and completed a securities purchase agreement with certain accredited investors for the issuance and sale by us in a private placement of units, consisting of, in the aggregate, 6,818,182 shares of Series A Convertible Preferred Stock, par value $0.0001 per share and Series A warrants to purchase up to 1,500,000 shares of Common Stock, for aggregate gross proceeds of approximately $15,000,000.  We intend to use the proceeds for general working capital purposes and to fund the continued expansion of our business. The net proceed from the private placement was approximately $13.7 million. $1.75 million of these proceeds was put into escrow accounts and the release is contingent on us accomplishing certain covenants. On March 04, 2009, $0.8 million of the escrowed funds was released to the company.

In 2009, as we accelerate expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new facility we currently have two smelters and we plan to add an additional smelter by the fourth quarter of 2009, which will increase our copper rod production capacity by 25,000 tons per year and provide a total copper rod production capacity of 75,000 tons per year. We plan to have four new magnet wire machines in production by the end of third quarter of 2009 increasing our copper magnet wire production capacity by 5,000 tons per year to a total of 15,000 tons per year. Of that capacity, 10,000 tons per year will be copper magnet wire and 5,000 tons per year will be CCA magnet wire. We also plan to have six drawing machine lines in production by the end of third quarter, increasing our copper fine wire production capacity by 6,000 tons per year to a total of 20,000 tons per year. Of that capacity, 14,000 tons per year will be copper fine wire and 7,000 ton per year will be CCA fine wire. We believe that our existing cash, cash equivalents and cash flows from operations, proceeds from the completed private placement, and our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

It is management's intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. For twelve months ended December 31, 2008, buildings, machinery and equipment net increased to $7.4 million from $5.9 million for the same period in 2007.  We estimate that we will require $4.3 million to meet our capital expenditure program over the next twelve months.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.   We believe that we can continue to meet our cash funding requirements for our business in this manner over the next twelve months.

Accounts Receivable

Trade accounts receivable was $5.0 million at December 31, 2008. Accounts receivable related to our five largest customers totaled $1.4 million, accounting for 29% of all accounts receivable as of December 31, 2008.

We extend 30 to 60 day trade credits to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 60 day trade credits to our large customers, who tend to be well-established and large sized businesses, and we have not seen any accounts receivable go uncollected beyond 60 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Capital expenditure

Our capital expenditures in 2008 and 2007 are set forth below. Our capital expenditures were used primarily for plant construction and purchases of equipment to expand our production capacity.

	Year ended December 31,
	2008	2007
	(In thousands)
Construction of plant and production facilities	$3,076	$994
Purchase of machinery and equipment	1,776	2,818
Total capital expenditure	$4,852	$3,812

Obligations under Material Contracts

We had the following capital commitment of as of December 31, 2008:

Purchase of machinery - within one year	$910,125
Acquisition or construction of buildings – within one year	1,049,895

$1,960,020

Other than the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2008.

Critical Accounting Policies

The Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles, which require management to make subjective decisions, assessments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the judgment increases, such judgments become even more subjective. While management believes its assumptions are reasonable and appropriate, actual results may be materially different from estimated. Management has identified certain critical accounting policies, described below, that require significant judgment to be exercised by management.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns. Sales revenue is presented net of value added and sales related taxes in accordance with the guidance in EITF 06-3.

Share-Based Payments

The Company accounts for share-based compensation awards to employees in accordance with SFAS No. 123R, “Share-based Payment” which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or EITF 96-18. Under SFAS 123R and EITF 96-18, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

In conjunction with the Private Placement, we entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Magnify Wealth initially placed 6,818,182 of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “Escrow Shares”) into an escrow account. The Escrow Shares are being held as security for the achievement of performance thresholds for fiscal years 2008 and 2009.

According to the Accounting Interpretation and Guidance of the staff of the SEC, the placement of shares in escrow is viewed as a recapitalization similar to a reverse stock split. The agreement to release the shares upon achievement of certain criteria is presumed to be a separate compensatory arrangement with the registrant. Accordingly, when the Escrow Shares are released back to Magnify Wealth, an expense equal to the amount of the grant-date fair value of $2.26 per share of the Company’s common stock as of October 31, 2008, or the date of the Securities Escrow Agreement will be recognized in the Company’s financial statements in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”. Otherwise, if the net income threshold is not met and the Escrow Shares are released to the investors instead, it will be accounted for as a capital transaction with the investors resulting in no income or expense being recognized in the Company’s financial statements.

For the year ended December 31, 2008, our net income was $11,701,879 which achieved 95% of the 2008 performance threshold. All of the Escrow Shares will continue to be held in escrow and none has yet been released to either Magnify Wealth or the Investors. As the release of the Escrow Shares requires the attainment of the performance thresholds for both 2008 and 2009, we will only commence to recognize compensation expense around the middle of fiscal year 2009 when we will be able to evaluate whether it is probable that we will achieve the 2009 performance threshold to provide for the ultimate release of the Escrow Shares back to Magnify Wealth.  For the year ended December 31, 2008, no compensation expense has been recognized in this regard.

Our common stock is not publicly traded. We have determined that our common stock had a fair value of $2.260 per share at October 31, 2008, or the date of the Securities Escrow Agreement, based on a retrospective valuation of our enterprise fair value performed by an unrelated valuation firm, Grant Sherman Appraisal Limited. The valuation has been prepared consistent with the guidance outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation”.

We are a group of entities comprising Lihua International Inc., Ally Profit, Lihua Holdings, Lihua Copper and Lihua Electron, for which different valuation approaches have been considered and used.

Because Lihua International, Inc., Ally Profit and Lihua Holding are holding companies only and have no revenue, both market and income approaches have been considered not applicable, and only an asset-based approach has been applied. Lihua Copper has not generated revenue and has little expense history.  Accordingly, both market and income approaches have been considered inappropriate and an asset-based approach has been applied.

Because Lihua Electron has an established financial history of profitable operations and generation of positive cash flows, an income approach has been applied using the discounted cash flow method. We developed our discounted cash flow analysis based on our projected cash flows from 2009 through 2011, including, among other things, our estimates of future revenue growth, gross margins, capital expenditures and working capital requirements, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. A market approach was not applied because we concluded that there was significant limitation in identifying true comparable enterprises with readily determinable fair values.

Accounting for Series A Convertible Preferred Stock and warrants

On October 31, 2008, we entered into and completed a securities purchase agreement (“Private Placement”) with certain accredited investors (the “Investors”) for the issuance and sale by the Company in a private placement of 6,818,182 shares of Series A Convertible Preferred Stock (“Preferred Shares”) and Series A warrants to purchase 1,500,000 shares of Common Stock. The Company received $13,656,538 in proceeds from this Private Placement after paying fees and expenses.

Pursuant to the Securities Escrow Agreement entered into by us in conjunction with the Private Placement, if we fail to achieve certain net income thresholds for fiscal years 2008 and/or 2009, additional shares of our common stock would be released to the holders of the Preferred Shares. As a result, the holders of the Preferred Shares could acquire a majority of the voting power of our outstanding common stock.  In such a situation, we would not be able to control the approval of “any merger, consolidation or similar capital reorganization of its common stock”, i.e. events which could trigger the right of Preferred Shares holder to request for redemption. EITF D-98, “Classification and Measurement of Redeemable Securities”, provides that preferred securities that are redeemable for cash are to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Therefore, the Preferred Shares have been classified out of permanent equity in accordance with EITF D-98. For the year ended December 31, 2008, our net income was $11,701,879 which achieved 95% of the 2008 net income threshold and, according to the terms of the Securities Escrow Agreement, all of the escrow shares will continue to be held in escrow and no Preferred Share has been released to the preferred stockholders. When the 2009 net income threshold is also achieved, the Preferred Shares will be reclassified to permanent equity.

Accounting for allocation of proceeds from Private Placement

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds from the Private Placement were first allocated between the Preferred Shares and the warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date, resulting in an aggregate amount of $539,910 being allocated to the Series A Warrants and the 250,000 Series B Warrants issued to Broadband.

Then, we calculated the fair value of the embedded conversion feature of the Preferred Shares of $1,002,115 using EITF 98-5 intrinsic value model in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the Private Placement allocated to the convertible Preferred Shares, and the fair value of our common stock of $2.26 at the commitment date, which was determined with the assistance of an unrelated valuation firm as discussed above. The fair value of $1,002,115 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Preferred Shares and an addition to paid-in capital.

In accordance with Issue 6 of EITF 00-27, the discount on the Preferred Shares resulting from beneficial conversion feature was amortized to retained earnings, because the Preferred Shares are immediately convertible upon issuance and have no stated redemption date. Amortization of the discount resulting from beneficial conversion feature is considered analogous to a return to holders of perpetual preferred stock and has been accounted for as a reduction to net income available to common stockholders for the purpose of calculation of earnings per share.

We have evaluated the circumstances under which the Preferred Shares may become redeemable at the option of holders and concluded it is not probable that the Preferred Shares will become redeemable. Therefore, no accretion charge has been recognized regarding any change in the redemption value of the Preferred Shares.

The fair values of Series A and Series B Warrants were determined using the Black-Scholes option pricing method with the following assumptions:

Fair value of common stock at October 31, 2008:	$2.26
Exercise price:	$3.50
Contractual life (years):	5
Dividend yield:	-
Expected volatility:	31.61%
Risk-free interest rate:	2.79%

Our common stock is not publicly traded. We have determined that our common stock had a fair value of $2.26 per share at October 31, 2008 based on a retrospective valuation performed by an unrelated valuation firm, Grant Sherman Appraisal Limited, discussed above. The valuation has been prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” as discussed above.

As our common stock is not publicly traded, historical volatility information is not available. In accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, with the assistance of an unrelated valuation firm, Grant Sherman Appraisal Limited, we identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to us (i.e. the calculated value). The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the Warrants.

The fair value of $90,000 of the 250,000 Series B Warrants issued to Penumbra for services was charged to operations for the year ended December 31, 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.

The Company considers current tax laws and its interpretation of them when making judgments, assumptions and estimates relative to current provision for income tax. The Company also assesses a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more likely than-not that some portion, or all, of the deferred tax assets will not be realized. Such evidence includes the Company’s estimates of future taxable income and tax planning strategies. Changes in relevant tax laws, and the Company’s judgments, assumptions and estimates relative to current provision for income tax could have resulted in material differences in the amount of income taxes provided in the Company’s consolidated financial statements.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined in that statement. FIN 48 requires that the Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained upon audit by the tax authority, based on the technical merits of the position. The amount recognized is measured as the largest amount of benefit that is more likely than not of being realized upon ultimate settlement. The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. The adoption of FIN 48 had no material effect on the Company’s financial statements.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

Accounts receivable

Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Foreign currency translation

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The Company maintains books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into US Dollar using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements were as follows:-

	December 31, 2008	December 31, 2007
Balance sheet items, except for paid-in capital and retained earnings, as of year end	US$1=RMB6.8346	US$1=RMB7.3046
Amounts included in the statements of income, and statements of cash flows for the year	US$1=RMB6.9452	US$1=RMB7.6071

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement does not currently affect our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on our consolidated financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on our financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. We adopted the provisions of FSP 157-3, which did not impact our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on our financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, will not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 16, 2008, we dismissed DeJoya Griffith & Company LLC (“DeJoya”), as our independent registered public accounting firm. The reports of DeJoya on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as that the reports of DeJoya for the fiscal years ended December 31, 2007 and 2006 indicated conditions which raised substantial doubt about the Company's ability to continue as a going concern. The decision to change independent accountants was approved by our Board of Directors on December 16, 2008.

During our two most recent fiscal years and through December 19, 2008, the date of filing our Current Report on Form 8-K announcing the dismissal of DeJoya, we have had no disagreements with DeJoya on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DeJoya, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

DeJoya provide us with a letter addressed to the SEC stating that it agreed with the above statements. This letter was filed as an exhibit to the current report on Form 8-K filed on December 19, 2008.

New Independent Accountants

Our Board of Directors appointed Yu and Associates CPA Corporation (“Yu and Associates) as our new independent registered public accounting firm effective as of December 16, 2008. On March 9, 2009, Yu and Associates changed its name to AGCA, Inc. to reflect its joining of Alliott Group, a worldwide alliance of independent firms. During the two most recent fiscal years and through the date of our engagement, we did not consult with AGCA, Inc. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Prior to engaging AGCA, Inc., AGCA, Inc. did not provide us with either written or oral advice that was an important factor we considered in reaching a decision to change our independent registered public accounting firm from DeJoya to AGCA, Inc..

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

(b)	Changes in Internal Controls.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 30, 2009.

Name	Age	Position

Jianhua Zhu	47	Chief Executive Officer, President and Director

Yang “Roy” Yu	26	Chief Financial Officer and Treasurer

Yaying Wang	46	Chief Operating Officer, Secretary and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our officers serve at the discretion of our Board of Directors.

Jianhua Zhu, President and Chief Executive Officer of the Company and the Chairman of the Board of Directors, has over 20 years of experience in China’s copper industry. He has been the Chief Executive Officer and Chairman of the Board of Directors of Lihua Electron since its inception in October of 1999 and has served as Chief executive Officer and Chairman of the Board of Directors of Lihua Copper since it was formed in September 2007. In addition to overall management of the Company, Mr. Zhu is responsible for corporate and product development and governmental regulations.

Yang “Roy” Yu, is the Company’s Chief Financial Officer and Treasurer. Mr. Yu served as a member of the Board of Directors from June 24, 2008 until his resignation on December 8, 2008. He has been the Chief Financial Officer of Lihua Electron and Lihua Copper, the Company’s subsidiaries, since June 2008, as well as a member of the Board of Directors. Between June 2006 and April 2008, Mr. Yu was the Executive Vice President at Fushi Copperweld, Inc. From May 2005 until June 2006, Mr. Yu was the Chief Financial Officer of Songzai International Holding Group, Inc.  From October 2004 until May 2005, Mr. Yu was the Vice President at Yinhai Technology and Development Co.  Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance.

Yaying Wang , Chief Operating Officer and a member of the Board of Directors, has over 20 years of experience in China’s copper industry. She has been the COO of Lihua Electron since October of 1999 and COO of Lihua Copper since September 2007. Mrs. Wang has strong technical knowledge of copper and depth of industry relationships. In addition to her responsibilities as COO, Mrs. Wang is responsible for the Sales and Production Departments

Family Relationships

Mr. Jianhua Zhu, our Chief Executive Officer, President and Chairman, and Ms. Yaying Wang, our Chief Operating Officer and a director, are husband and wife. There are no other family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

Corporate Governance

Director Independence

We do not currently have any independent directors serving on our board of directors.

Board Committees

We do no have currently have any Board committees. Our board of directors currently performs the functions that would be delegated to the audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all other filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2008.

Code of Ethics

We adopted a Corporate Code of Ethics and Conduct on December 31, 2007.  The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A copy of the Code of Ethics is included as Exhibit 14.1 to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008. A printed copy of the Code of Ethics may also be obtained free of charge by writing to us at our headquarters located at Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC 212312.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities.

We believe that other peer companies in China which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes.  However, none of our direct competitors are public companies in the U.S.  We have looked at Fushi International (Dalian) Bimetallic Cable Co., Ltd., one of our suppliers, which is listed on the Nasdaq Stock Market.  The salaries of Fushi's CEO and CFO are $240,000 and $180,000 per year, respectively. Fushi has substantially higher revenues than we do and therefore, taking this into consideration, we believe that the compensation of our executive officers is appropriate.

It is not uncommon for companies with operations primarily in China operations to have base salaries and bonuses as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We plan to implement a more comprehensive compensation program appropriate for executives of a public company, which takes into account other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that such compensation programs shall be comparative to our peers in the industry and aimed to retain and attract talented individuals.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, President and Chief Financial Officer each of our other officers whose compensation exceeded $100,000 for each of the Company’s last two completed fiscal years.

Summary Compensation Table

Name and Principal Position (1)	Fiscal Year	Salary ($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Rapp	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(former President)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Jianhua Zhu	2008	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
CEO and President	2007	2,805	-0-	-0-	-0-	-0-	-0-	-0-	2,805
	2006	2,805	-0-	-0-	-0-	-0-	-0-	-0-	2,805

Mr. Yang “Roy” Yu,	2008	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
Chief Financial Officer (3)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ms.Yaying Wang,	2008	25,000							25,000
Chief Operating Officer	2007	2,805	-0-	-0-	-0-	-0-	-0-	-0-	2,805
	2006	2,805	-0-	-0-	-0-	-0-	-0-	-0-	2,805

(1) On October 31, 2008, upon the closing of the Share Exchange, Michael Rapp resigned as President of Lihua and the Lihua Board and appointed Mr. Zhu as Chief Executive Officer, Ms. Wang as Chief Operating Officer and Mr. Yu as Chief Financial Officer.

(2) The salary presented was converted into US dollars from RMB at a conversion rate of 6.9452 for the year ended December 31, 2008.

(3) Mr. Yu joined the Company as Chief Financial Officer in April 2008 and was not an executive officer of the Company prior to such time.

Employment Contracts and Termination of Employment, and Change-In-Control

The following employment agreements were entered into by the PRC Subsidiaries and the following executive officers:

Jianhua Zhu

The PRC Subsidiaries entered into an employment agreement with Jianhua Zhu on June 24, 2008 to serve as Chief Executive Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Zhu will receive annual compensation of $150,000. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Mr. Zhu will be entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. On September 26, 2008, Mr. Zhu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Yang “Roy” Yu

The PRC Subsidiaries entered into an employment agreement with Yang Yu on June 24, 2008 to serve as Chief Financial Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Yu will receive annual compensation of $150,000. In addition, Yang Yu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yang Yu will be entitled to a severance payment of one years salary from the date of termination plus all medical and dental benefits for that time period as well. On September 26, 2008, Mr. Yu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Yaying Wang

The PRC Subsidiaries entered into an employment agreement with Yaying Wang on June 24, 2008 to serve as Chief Operating Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Ms. Wang will receive annual compensation of $150,000. In addition, Ms. Wang is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yaying Wang will be entitled to a severance payment of one years salary from the date of termination plus all medical and dental benefits for that time period as well. On September 26, 2008, Ms. Wang entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Grants of Plan-Based Awards

None

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercise and Stock Vested

None

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation of Directors

None of the directors have received compensation for their respective services rendered to the Company for the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 30, 2009 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 30, 2009, we had 15,000,000 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Lihua Holdings Limited, Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC 212312, China.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 30, 2009, which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares of Common Stock(2) (3)

Magnify Wealth Enterprises Limited (4)(5)(6)	13,862,500	92.4%

Vision Opportunity China LP (7)	1,648,169	9.9%

CMHJ Technology Fund II, L.P. (8)	1,648,169	9.9%

Snow Hill Development Limited (9)	1,159,000	7.2%

Yang “Roy” Yu (5)	112,500	*

Jianhua Zhu (6)	0	0

Yaying Wang	0	0

All Directors, Executive Officers and Director Nominees, as a group	112,500	*

_____________
* Less than one percent
(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 15,000,000 shares of Common Stock issued and outstanding.

(3)
As of March 30, 2009 there were 15,000,000 shares of our Common Stock issued and outstanding. In determining the percent of Common Stock beneficially owned on March 30, 2009, (a) the numerator is the number of shares of Common Stock beneficially owned (including shares that he has the right to acquire within 60 days of March 30, 2009), and (b) the denominator is the sum of (i) the 15,000,000 shares outstanding on March 30, 2009 and (ii) the number of shares of Common Stock which such  stockholder has the right to acquire within 60 days of March 30 2009.

(4)	The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands.

(5)
Magnify Wealth received 14,025,000 shares of Common Stock in the Share Exchange. Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yu, Mr. Yu is entitled to receive up to 450,000 of the shares issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. The remaining 337,500 shares have been placed into an escrow account and shall be released to Mr. Yu in three equal installments of 112,500 shares issuable on the first, second and third anniversary of the consummation of the Share Exchange. Mr. Yu will not become the record or beneficial owner of the shares placed in escrow until such time as the shares are released to him. Accordingly, Mr. Yu will not have the right to vote or receive dividends on such shares.

(6)
On October 22, 2008, our Chief Executive Officer, Mr. Jianhua Zhu, entered into a share transfer agreement (the “Share Transfer Agreement”) with Mr. Fo Ho Chu, the sole shareholder of Magnify Wealth. Pursuant to the Share Transfer Agreement, Mr. Chu has granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth held by Mr. Chu (the “Option Shares”) at a price of $1.00 per share.  The Option Shares vest and become exercisable upon Lihua Electron and Lihua Copper attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million, $11 million and $14 million respectively.  If each performance target is met, 25% of the Option Shares will vest and become exercisable forty-five days after December 31, 2008, 25% of the Option Shares will vest and become exercisable forty-five days after December 31, 2009 and the remaining 50% of the Option Shares will vest and become exercisable forty five days after December 31, 2010.  If all of the Option Shares vest and are exercised by Mr. Zhu, Mr. Zhu would own 81.9 % of Magnify Wealth.  The sole purpose of the share transfer agreement is to enable Mr. Zhu to re-acquire the ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with PRC rules and regulations. For this reason, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the share transfer agreement whereby alternate conditions for Mr. Zhu to exercise the Option Shares have been included such that Mr. Zhu will be entitled to exercise all the Option Shares as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 is 10% or more higher than 2008 Target (“Alternate Performance Target”) no matter whether the performance targets for 2009 and 2010 are met or not.

Also on October 22, 2008, the minority shareholders, namely Mr. Chu and Europe EDC, respectively entered into subscription agreements to purchase additional shares in Magnify Wealth at a nominal price of US$1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will only be entitled to exercise their subscription rights at the same time when Mr. Zhu exercises his Option Shares under the Share Transfer Agreement. The number of subscription shares exercisable by Mr. Chu and Europe EDC is 632 shares and 32 shares, respectively, and was determined based on the proportion of capital contributed by each of Mr. Zhu, Mr. Chu and Europe EDC in Lihua Electron and Lihua Copper. The purpose of the subscription agreements, together with the Share Transfer Agreement, is to enable Mr. Zhu, Mr. Chu and Europe EDC to re-acquire their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with the PRC rules and regulations.  As a result, there has been no ownership change of the minority interests of each of the two PRC operating entities.

The Company’s consolidated net income for 2008 was $11,701,879. Because this figure achieved the Alternate Performance Target, Mr. Zhu is entitled to exercise an option to acquire all of the Option Shares from Mr. Chu pursuant to the following vesting schedule: (i) as of March 30, 2008, the date of the Company’s auditors’ report for fiscal year 2008, the right to exercise an option to acquire 25% of the Option Shares vested; however as of March 30, 2008, Mr. Zhu has not exercised such option; (ii) the right to acquire an additional 25% of the Option Shares shall vest on February 14, 2010; and (iii) the right to acquire the remaining 50% of the Option Shares shall vest on February 14, 2011. Therefore, as of February 14, 2011, Mr. Zhu will be entitled to exercise options for all of the Option Shares only subject to the passage of time. If all of the Option Shares are exercised by Mr. Zhu, Mr. Zhu would own 81.9% of Magnify Wealth.

(7)
Vision Capital Advisors, LLC, a Delaware limited liability company, which serves as the investment manager to Vision Opportunity China LP and Adam Benowitz, the managing member of Vision Capital Advisors share voting and investment power with Vision Opportunity China LP with respect to the shares beneficially owned by Vision Opportunity China LP. Vision Capital Advisors and Mr. Benowitz may each be deemed to beneficially own the shares of Common Stock held by Vision Opportunity China LP. Each disclaims beneficial ownership of such shares. The 1,648,169 shares are based on the conversion of Series A Preferred Stock up to the ownership cap of 9.9% imposed by the Series A Preferred Stock and the warrants issued to Vision. This amount does not include 1,533,649 shares of our Series A Preferred Stock, which are initially convertible into approximately 1,533,649 shares of Common Stock, subject to adjustment, and warrants to purchase up to 700,000 shares of our Common Stock which cannot be converted or exercised, respectively, because of the ownership restrictions of the Series A Preferred Stock and the warrants issued to Vision. Based upon the terms of the Series A Preferred Stock and the warrants issued to Vision, holders may not convert the Series A Preferred Stock and/or exercise the warrants, if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of our Common Stock; however, a holder can elect to waive the cap upon 61 days notice to us, except that during the 61 day period prior to the expiration date of their warrants, they can waive the cap at any time, but a waiver during such period will not be effective until the day immediately preceding the expiration date of the warrant. The address  for  Vision Opportunity China LP is c/o Vision Capital Advisors, LLC ,  20 West 55th Street, 5th Floor, New York, NY 10019-5373.

(8)
CMHJ Partners L.P., a Cayman Islands limited partnership (“CMHJ Partners”) and the general partners of CMHJ Technology Fund II, L.P. (the “Fund”), and CMHJ Partners Ltd., a Cayman Islands limited liability company (“CMHJ”) and the general partner of CMHJ Partners, share voting and investment power with the Fund with respect to the shares beneficially owned by the Fund. CMHJ Partners and CMHJ may each be deemed to beneficially own the shares of Common Stock held by the Fund. CMHJ Partners and CMHJ each disclaims beneficial ownership of such shares. The 1,648,169 shares are based on the conversion of Series A  Preferred Stock up to the ownership cap of 9.9% imposed by the Series A Preferred Stock and the warrants issued to CMHJ. This amount does not include 624,558 shares of our Series A Preferred Stock, which are initially convertible into approximately 624,558 shares of Common Stock, subject to adjustment and warrants to purchase up to 500,000 shares of our Common Stock which cannot be converted or exercised, respectively, because of the ownership restrictions of the Series A Preferred Stock and the warrants issued to CMHJ. Based upon the terms of the Series A Preferred Stock and the warrants issued to CMHJ, holders may not convert the Series A Preferred Stock and/or exercise the warrants, if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of our Common Stock; however, a holder can elect to waive the cap upon 61 days notice to us, except that during the 61 day period prior to the expiration date of their warrants, they can waive the cap at any time, but a waiver during such period will not be effective until the day immediately preceding the expiration date of the warrant. The address  for  CMHJ is Suite 803, Lippo Plaza 222 Huai Hai Zhong Road Shanghai 200021, PRC

(9)
Represents 950,000 shares of  our  Series A Preferred Stock, which is initially convertible into 950,000 shares of Common  Stock , subject to adjustment and warrants to purchase up to 209,000 shares of Common Stock . Snow Hill Development Limited, a British Virgin Islands Company  is  100% owned by China Merchants Technology Holdings Company Limited. The address of Snow Hill is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

For the year ended December 31, 2008, Tianyi Telecommunication Co., Ltd. ("Tianyi Telecom") provided guarantees for the Company’s short-term bank loans with several commercial banks in China in the aggregate amount of $6,145,202. Tianyi Telecom is owned by the brother of Ms. Yaying Wang, our Chief Operational Officer and director.

For the year ended December 31, 2008 our sales included $367,585 that were made from Tianyi Telecom and Danyang Special Electronic Co., Ltd. (“Special Electronic”). Mr. Zhu is the sole shareholder of Special Electronic.

Review, Approval or Ratification of Transactions with Related Parties

The transactions with related parties, promoters and control persons described above, were entered into prior to the consummation of the Share Exchange.  We did not have any policies or procedures in place with respect to the review and approval or ratification of the related party transactions that have been described. Pursuant to the Purchase Agreement, we have agreed to not enter into any contracts or engage in any transactions with any related party without the prior written consent of the holders of a majority of the Preferred Shares then outstanding. However, we are not required to obtain such consent if, at such time, our Board of Directors is comprised of at least three independent directors serving on the Audit Committee, which committee shall be responsible for approving such transactions and we are not required to obtain such consent with respect to any guarantees that any related party shall make in connection with any of our obligations.

We believe that all transactions with related parties were on terms no less favorable than could have been obtained from third parties.

Transactions With Control Persons

On October 31, 2008, we entered into a Share Exchange Agreement with Ally Profit Investment Limited, a British Virgin Islands company and its sole shareholder, Magnify Wealth Enterprise Limited. Pursuant to the terms of the Share Exchange Agreement, Magnify Wealth transferred all of the shares of Ally Profit to us in exchange for the issuance of 14,025,000 shares of our Common Stock to Magnify Wealth. As a result of the share exchange, Ally Profit became our wholly owned subsidiary and Magnify Wealth acquired approximately 93.5% of our issued and outstanding Common Stock.

Transactions With Promoters

On March 1, 2006, we entered into Stock Purchase Agreements with each of Michael Rapp, our former President and director, Philip Wagenheim, our former Secretary and director, and Clifford Chapman, our former director, pursuant to which we issued 2,000,000 shares of Common Stock for an aggregate purchase price of $30,000, or $0.0005 per share.

On March 9, 2007, we entered into a loan agreement with Broadband Capital Management (“BCM”), pursuant to which we agreed to repay $12,500 on or before the earlier of (i) December 31, 2012 or (ii) the date that we (or a wholly owned subsidiary of ours) consummates a merger or similar transaction with an operating business (the “Loan”). BCM had previously advanced the $12,500 on our behalf. Interest accrued on the outstanding principal balance of the Loan on the basis of a 360-day year daily from January 24, 2006, the effective date of the Loan, until paid in full at the rate of four percent (4%) per annum. The Loan was repaid on October 31, 2008.

On April 15, 2008, Michael Rapp, our former President and director, Philip Wagenheim, our former Secretary and director, and Clifford Chapman, our former director, loaned us $5,000, $3,000 and $2,000, respectively. We issued promissory notes (each a “Note” and together, the “Notes”) to   Messrs Rapp, Wagenheim and Chapman, pursuant to which the principal amounts thereunder accrued interest at an annual rate of 8.25%, and such principal and all accrued interest were due and payable on or before the earlier of (i) the fifth anniversary of the date of the Note or (ii) the date the Company consummated a business combination with a private company in a reverse merger or reverse takeover transaction or other transaction after which the company would cease to be a shell company. The Notes were repaid on October 31, 2008.

The foregoing transactions were entered into prior to the Share Exchange with the founders of the company.  In June 2008, Lihua Electron, which is now one of our subsidiaries, engaged BCM as its exclusive placement agent in the Private Placement.  Messrs. Rapp, Wagenheim and Chapman are all employees of BCM.  Of the shares being registered for resale by the Selling Stockholders,  390,000 shares of Common Stock and 194,000 shares of Common Stock underlying Series B Warrants in the aggregate, are being registered for resale on behalf of Messrs. Rapp, Wagenheim and Chapman.  Since a public market for our common stock does not currently exist, based on a sale price of $3.50, which is the exercise price of the Series B Warrants, the estimated aggregate proceeds to be received by each of Messrs. Chapman, Rapp and Wagenheim following a sale of the shares of common stock they currently own and the shares of common stock underlying the Series B Warrants is approximately  $1,032,000, $670,000 and $345,000, respectively.

Director Independence

Currently, we do not have any independent directors. Since the Company’s Common Stock is not listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Marketplace Rule 4200(a)(15), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” As such, Mr. Zhu and Ms. Wang, who are both executive officers, are not independent directors.

We do not currently have a standing audit, nominating or compensation committee and are not required to have such committees under the NASDAQ Marketplace Rules, and as a controlled company we are not required to have a board comprised of a majority of independent directors, a nominating committee or a compensation committee. However, in the future, we do intend to comply with the independent director and committee composition requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 16, the Board appointed AGCA, Inc. (f/k/a Yu & Associates CPA Corporation) as independent auditors to audit our financial statements for the fiscal year ended December 31, 2008. Prior to December 16, 2008 DeJoya Griffith & Company LLC (“DeJoya”) had served as our independent auditor since our inception.

Public Accounting Fees

DeJoya Griffith & Company LLC
	2008	2007
Audit Fees	$8,000-	$12,000
Audit Related Fees	$-	$-
Tax Fees	$500-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by DeJoya during the 2007 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by DeJoya in connection with statutory and regulatory filings or engagements for that fiscal year. Audit fees were for professional services rendered by DeJoya during the 2008 fiscal year for the review of the financial statements included in our first second and third quarter reports on Forms 10-Q, and services that are normally provided by DeJoya in connection with statutory and regulatory filings or engagements for that fiscal year. DeJoya billed for services provided in the preparation of consolidated tax returns. DeJoya did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2007 and 2008 for assurance and related services in connection with the audit or review of our financial statements.

AGCA, Inc.
	2008	2007
Audit Fees	$183,400	$-
Audit Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees were for professional services rendered by AGCA, Inc. during the 2008 fiscal year for the review of the financial statements included in our current report on form 8-K dated November 6, 2008, and services that are normally provided by AGCA, Inc. in connection with statutory and regulatory filings or engagements for that fiscal year. AGCA, Inc. did not bill any other fees for services rendered to us during the fiscal year ended December 31, 2008 for assurance and related services in connection with the review of our financial statements.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed with this report:

(1) The financial statements listed on the Financial Statement’s Table of Contents

(2) Not applicable

(3) The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

Jianhua Zhu Employment Agreement, dated June 24, 2008
Yang “Roy” Yu Employment Agreement, dated June 24, 2008
Yaying Wang Employment Agreement, dated June 24, 2008
Jianhua Zhu Amendment to Employment Agreement, dated September 26, 2008
Yang “Roy” Yu Amendment to Employment Agreement, dated September 26, 2008
Yaying Wang Amendment to Employment Agreement, dated September 26, 2008

(b) The exhibits listed on the Exhibit Index are filed as part of this report.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: April 2, 2009	By:	/s/Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2009	By:	/s/Jianhua Zhui
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 2, 2009	By:	/s/Yang “Roy” Yu
	Name:	Yang “Roy” Yu
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: April 2, 2009	By:	/s/Yaying Wang
	Name:	Yaying Wang
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Share Exchange Agreement dated as of October 31, 2008 (2)
2.2	Agreement and Plan of Merger, dated September 19, 2008 (2)
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2	By-Laws (1)
3.3	Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4	Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1	Form of Series A Warrant (2)
4.2	Form of Series B Warrant (2)
4.3	Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1	Securities Purchase Agreement, dated as of October 31, 2008 (2)
10.2	Registration Rights Agreement, dated as of October 31, 2008 (2)
10.3	Closing Escrow Agreement, dated as of October 31, 2008 (2)
10.4	Securities Escrow Agreement, dated as of October 31, 2008 (2)
10.5	Investor and Public Relations Escrow Agreement, dated October 31, 2008 (2)
10.6	Jianhua Zhu Employment Agreement, dated June 24, 2008 (2)
10.7	Yang “Roy” Yu Employment Agreement, dated June 24, 2008 (2)
10.8	Yaying Wang Employment Agreement, dated June 24, 2008 (2)
10.9	Jianhua Zhu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.10	Yang “Roy” Yu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.11	Yaying Wang Amendment to Employment Agreement, dated September 26, 2008 (2)
10.12	Loan Agreement with Zhenjiang Branch of Bank of Communications, dated August 26, 2008 (2)
10.13	Loan agreement with Danyang Sub-branch of Agricultural Bank of China, dated April 16, 2007 (2)
10.14	Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated May 21, 2008 (2)
10.15	Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated August 22, 2008 (2)
10.16	Loan Agreement with Danyang Sub-branch of China Construction Bank, dated March 7, 2008 (2)
10.17	Loan Agreement with Danyang Sub-branch of China Construction Bank, dated April 30, 2008 (2)
10.18	Loan Agreement with Danyang Sub-branch of Industrial and Commercial Bank of China, dated April 28, 2008 (2)
10.19	Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated June 12, 2008 (2)
10.20	Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated July 27, 2008 (2)
10.21	Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (5)
10.22	Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (5)
10.23	Placement Agent Agreement with Broadband Capital LLC, dated June 29, 2008 (6)
10.24	Amendment to Placement Agent Agreement with Broadband Capital LLC, dated October 27, 2008 (6)
10.25 +	Share Transfer Agreement, dated October 22, 2008
10.26 +	Amendment to the Share Transfer Agreement, dated March 7, 2009
10.27 +	Common Stock Purchase Agreement between the Company and Michael Rapp, dated March 1, 2006
10.28 +	Common Stock Purchase Agreement between the Company and Clifford Chapman, dated March 1, 2006
10.29 +	Common Stock Purchase Agreement between the Company and Philip Wagenheim, dated March 1, 2006
14	Code of Business Conduct and Ethics. (4)
16.1	Letter from DeJoya Griffith & Company LLC (7)
21	List of Subsidiaries. (2)
23.1 +	Consent of AGCA
24++	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
________________
+ Filed herewith.
++ Previously filed.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008

(3)	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on July 3, 2008

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 12, 2009.

(7)	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on December 19, 2008.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lihua International, Inc.

We have audited the accompanying consolidated balance sheets of Lihua International, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Lihua International, Inc. and subsidiaries as of December 31, 2008 and 2007, the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AGCA, Inc.

Arcadia, California
March 30, 2009

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS

	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,041,849	$3,213,649
Restricted cash	1,750,000	-
Notes receivable, net	321,892	748,339
Accounts receivable, net	5,042,739	5,385,078
Other receivables	-	9,754
Prepaid land use right – current portion	172,353	89,943
Inventories	586,938	2,597,918
Due from related parties	-	3,963,591
Total current assets	33,915,771	16,008,272
OTHER ASSETS
Buildings, machinery and equipment, net	7,440,943	5,948,274
Construction in progress	6,017,941	2,482,455
Deposits for buildings, machinery and equipment	1,077,892	1,232,100
Prepaid land use right-long term portion	8,332,732	4,398,268
Intangible assets	4,214	5,257
Deferred income tax assets	23,395	-
Total non-current assets	22,897,117	14,066,354
Total assets	$56,812,888	$30,074,626

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$6,145,202	$4,107,001
Accounts payable	1,643,544	2,483,158
Other payables and accruals	830,744	480,917
Income taxes payable	401,436	399,663
Due to related parties	-	3,521,403
Total current liabilities	9,020,926	10,992,142
Total liabilities	9,020,926	10,992,142

Commitment and contingencies (Note 23)

Series A redeemable convertible preferred stock: $0.0001 par value:
10,000,000 shares authorized (liquidation preference of $2.2 per share), 6,818,182 shares and none issued and outstanding	13,116,628	-

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value: 75,000,000 shares authorized,
15,000,000 and 14,025,000 shares issued and outstanding	1,500	1,403
Additional paid-in capital	7,976,976	4,706,022
Statutory reserves	2,603,444	1,343,338
Retained earnings	21,521,937	12,082,279
Accumulated other comprehensive income	2,571,477	949,442
Total shareholders' equity	34,675,334	19,082,484
Total liabilities and shareholders' equity	$56,812,888	$30,074,626

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2008	2007

NET REVENUE	$50,006,057	$32,676,834

Cost of sales	(33,202,344)	(22,910,937)

GROSS PROFIT	16,803,713	9,765,897

Selling expenses	(700,029)	(417,314)
General and administrative expenses	(1,907,043)	(454,908)

Income from operations	14,196,641	8,893,675

Other income (expenses):
Interest income	68,353	15,655
Interest expenses	(514,950)	(96,535)
Merger expenses	(259,225)	-
Other income	3,741	-

Total other income (expenses)	(702,081)	(80,880)

Income before income taxes	13,494,560	8,812,795

Provision for income taxes	(1,792,681)	(1,089,107)

NET INCOME	11,701,879	7,723,688

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,622,035	802,502

TOTAL COMPREHENSIVE INCOME	$13,323,914	$8,526,190

Net income per share
Basic	$0.75	$0.55
Diluted	$0.70	$0.55

Weighted average number of shares outstanding
Basic	14,187,945	14,025,000
Diluted	15,327,422	14,025,000

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total

At January 1, 2007	14,025,000	$1,403	$48,697	$570,193	$5,131,736	$146,940	$5,898,969

Net income	-	-	-	-	7,723,688	-	7,723,688
Foreign currency translation adjustment	-	-	-	-	-	802,502	802,502
Comprehensive income							8,526,190

Capital injection (Note 16)	-	-	4,657,325	-	-	-	4,657,325

Appropriation of statutory reserves	-	-	-	773,145	(773,145)	-	-

At December 31, 2007	14,025,000	1,403	4,706,022	1,343,338	12,082,279	949,442	19,082,484

Effect of reverse acquisition	975,000	97	1,387	-	-	-	1,484

Net income	-	-	-	-	11,701,879	-	11,701,879
Foreign currency translation adjustment	-	-	-	-	-	1,622,035	1,622,035
Comprehensive income							13,323,914

Effect of Restructuring (Note 1)	-	-	1,270,292	-	-	-	1,270,292

Beneficial conversion feature of convertible preferred stock (Note 14)	-	-	1,002,115	-	-	-	1,002,115

Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend (Note 14)	-	-	-	-	(1,002,115)	-	(1,002,115)

Warrants for convertible preferred stock (Note 14)	-	-	539,910	-	-	-	539,910

Share-based payments to employees (Note 15)	-	-	367,250	-	-	-	367,250

Warrants issued for services	-	-	90,000	-	-	-	90,000

Appropriation of statutory reserves	-	-	-	1,260,106	(1,260,106)	-	-

At December 31, 2008	15,000,000	$1,500	$7,976,976	$2,603,444	$21,521,937	$2,571,477	$34,675,334

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,701,879	$7,723,688
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	812,339	519,225
Merger expenses	259,225	-
Share-based compensation costs	367,250	-
Warrants issued for services	90,000	-
Deferred income tax benefits	(23,022)	-
(Increase) decrease in assets:
Accounts receivable	701,310	(4,144,162)
Notes receivables	470,299	(748,339)
Other receivables	10,259	13,411
Inventories	2,154,764	(1,346,595)
Trade receivable due from related parties	-	(719,060)
Increase (decrease) in liabilities:
Accounts payable	(994,285)	561,812
Other payables and accruals	312,986	(8,103)
Income taxes payable	(25,302)	399,663
Trade payable due to related parties	-	(128,062)
Net cash provided by operating activities	15,837,702	2,123,478

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of merger expenses for reverse acquisition	(259,225)	-
Repayment by (loan to) a related party	4,168,699	(3,244,531)
Purchase of buildings, machinery and equipment	(4,852,020)	(3,811,851)
Prepayment for land use right	(3,750,540)	(4,497,166)
Purchase of intangible assets	-	(6,571)
Net cash used in investing activities	(4,693,086)	(11,560,119)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	11,950,700	4,107,001
Repayment to related parties	(2,667,675)	-
Advances from related parties	-	2,525,969
Proceeds from Private Placement, net of restricted cash held in escrow	11,906,538	-
Issuance of capital of Lihua Electron and Lihua Copper	-	4,657,325
Repayments of short-term bank loans	(10,222,888)	-
Net cash provided by financing activities	10,966,675	11,290,295

Foreign currency translation adjustment	716,909	469,516

INCREASE IN CASH AND CASH EQUIVALENTS	22,828,200	2,323,170

CASH AND CASH EQUIVALENTS, at the beginning of the year	3,213,649	890,479

CASH AND CASH EQUIVALENTS, at the end of the year	$26,041,849	$3,213,649

MAJOR NON-CASH TRANSACTION:
Shares-based compensation to employees	$367,250	$-
Warrants issued for services	90,000	-
	$457,250	$-
SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$514,950	$96,535
Income taxes paid	$1,841,005	$705,336

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Lihua International, Inc. (“the Company”) was incorporated in the State of Delaware on January 24, 2006 under the name Plastron Acquisition Corp. The Company is primarily engaged in the value-added manufacturing of bimetallic composite conductor wire, such as copper clad aluminum (“CCA”) fine wire, CCA magnet wire and CCA tin plated wire. On September 22, 2008, the Company changed its name from Plastron Acquisition Corp. to Lihua International, Inc. The Company conducts its business through two operating subsidiaries, Danyang Lihua Electron Co., Ltd. and Jiangsu Lihua Copper Industry Co., Ltd.

As of December 31, 2008, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital	Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008	$100	100%	Holding company of the other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$100	100%	Principally engaged in investment holding

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999	$2,200,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007	$15,000,000	100%	Manufacturing and sales of copper wire and CCA wire.

Reverse acquisition

On October 31, 2008, the Company entered into a share exchange agreement ("Share Exchange Agreement”) under which the Company issued 14,025,000 shares of its common stock, par value $0.0001, to Magnify Wealth Enterprise Limited, the sole shareholder of Ally Profit (the “Ally Profit Shareholder”, or “Magnify Wealth”) in exchange for all the issued and outstanding shares of Ally Profit (the “Share Exchange”).  As a result of the Share Exchange, Ally Profit has become the Company’s wholly-owned subsidiary and Ally Profit Shareholder acquired a majority of the Company’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Jianhua Zhu (the managing director of Ally Profit and all of its operating subsidiaries, “Mr. Zhu”) has been appointed the Chief Executive Officer of the Company.

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Ally Profit is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer).  The financial statements before the date of Share Exchange are those of Ally Profit with the results of the Company being consolidated from the date of Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

Ally Profit was incorporated in the British Virgin Islands on March 12, 2008. In June 2008, pursuant to a restructuring plan set out below, Ally Profit has become the holding company of a group of companies comprising Lihua Holdings, a company incorporated in Hong Kong, which holds 100% equity interests in each of Danyang Lihua and Lihua Copper, each a limited liability company organized under the existing laws of PRC.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

Restructuring

In June 2008, pursuant to a restructuring plan (“Restructuring’) intended to ensure compliance with the PRC rules and regulations, Ally Profit through its directly wholly-owned subsidiary Lihua Holdings, acquired 100% equity interests in Lihua Electron and Lihua Copper from companies controlled by Mr. Zhu and other minority shareholders.

The table below sets forth the proportion of equity interests in all entities involved before and after the Restructuring:

	Magnify Wealth		Ally Profit		Lihua Holdings		Lihua Electron		Lihua Copper
	Before	After	Before	After	Before	After	Before	After	Before	After
Shareholder	%	%	%	%	%	%	%	%	%	%
Mr. Fo-Ho Chu (“Mr. Chu”)	100	100	-	-	-	-	45.46	-	-	-
Magnify Wealth	-	-	100	100		-	-	-	-	-
Ally Profit	-	-	-	-	100	100	-	-	-	-
Lihua Holdings	-	-	-	-	-	-	-	100	-	100
Danyang Special Electronics Co., Ltd. (a)	-	-	-	-	-	-	52.27	-	25	-
Invest Unicorn Holdings Limited (b)	-	-	-	-	-	-	-	-	75	-
Imbis Europe B.V. h/o Asia Trading (EDC) (“Europe EDC”)	-	-	-	-	-	-	2.27	-	-	-
	100	100	100	100	100	100	100	100	100	100

(a)
Equity interests in Danyang Special Electronics Co., Ltd., a PRC domestic company, are held as to 60% by Mr. Zhu and 40% by his wife. Mr. Zhu and his wife are acting in concert and considered parties to the same control group.

(b)	Invest Unicorn Holdings Limited, incorporated in the British Virgin Islands, is 100% beneficially owned by Mr. Zhu.

As part of the Restructuring, Mr. Chu, the sole shareholder of Magnify Wealth, appointed Mr. Zhu as the sole director of Magnify Wealth, Ally Profit as well as Lihua Holdings. Additionally, Mr. Chu undertook to Mr. Zhu that no further directors would be appointed to the board of either Magnify Wealth, Ally Profit or Lihua Holdings without the prior written consent of Mr. Zhu. As the sole director of Magnify Wealth, Ally Profit and Lihua Holdings, Mr. Zhu is able to control and manage the operational, investment and business decisions of these companies, including the ability to make the sole decisions regarding any change in these companies’ capital structure or payment of dividends. Further, Mr. Zhu has the ultimate authority to determine the composition of the board of directors for these companies.

Furthermore, as part of the Restructuring, Mr. Zhu and Mr. Chu entered into a Share Transfer Agreement dated October 22, 2008, pursuant to which Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth held by Mr. Chu at the nominal price of $1.00 per share. The option shares vest and become exercisable upon Lihua Electron and Lihua Copper attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million respectively. If each performance target is met, 25% of the Option Shares will vest and become exercisable forty-five days after December 31, 2008, 25% of the Option shares will vest and become exercisable forty-five days after December 31, 2009 and the remaining 50% of the Option Shares will vest and become exercisable forty five days after December 31, 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

Restructuring – continued

The purpose of the Share Transfer Agreement is to enable Mr. Zhu to re-acquire the ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with PRC rules and regulations. For this reason, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for Mr. Zhu to exercise the Option Shares have been included such that Mr. Zhu will be entitled to exercise all the Option Shares as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 is 10% or more higher than 2008 Target (“Alternate Performance Target”) no matter whether the performance targets for 2009 and 2010 are met or not.

For the year ended December 31, 2008, the Company’s net income was $11,701,879, which achieved the Alternate Performance Target. Therefore, Mr. Zhu will be entitled to exercise all of the Option Shares subject only to the vesting period which expires forty five days after December 31, 2010.

The arrangement for Mr. Zhu to act as the sole director of the holding companies of Lihua Electron and Lihua Copper, the undertaking by Mr. Chu not to appoint additional director, as well as the Share Transfer Agreement are each inseparable and indispensable part of the Restructuring which enables Mr. Zhu to continue to have residual rewards of the combined entity.

Also on October 22, 2008, the minority shareholders, namely Mr. Chu and Europe EDC, respectively entered into a subscription agreement (“Subscription Agreement”) to purchase additional shares in Magnify Wealth at a nominal price of US$1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will only be entitled to exercise their subscription rights at the same time when Mr. Zhu exercises his Option Shares under the Share Transfer Agreement. The number of subscription shares exercisable by Mr. Chu and Europe EDC was determined based on the proportion of capital contributed by each of Mr. Zhu, Mr. Chu and Europe EDC in Lihua Electron and Lihua Copper. The purpose of the subscription agreements, together with the Share Transfer Agreement, is to enable Mr. Zhu, Mr. Chu and Europe EDC to re-acquire their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with the PRC rules and regulations.  As a result, there has been no ownership change of the minority interests of each of the two PRC operating entities.

Also as part of the Restructuring, Lihua Holdings’ capital was established by way of contributions from Mr. Zhu and other minority shareholders, which aggregate amount equaled the total transfer price they were entitled to receive for the transfer of their equity interests in Lihua Electron and Lihua Copper to Lihua Holdings. Therefore, Mr. Zhu and the other minority shareholders, as the former stockholders of Lihua Electron and Lihua Copper who gave up legal ownership thereof, have not received any net cash amount. Nor has there been any cash flow out of the combined entity during the whole period from the date of transfer of legal ownership of Lihua Electron and Lihua Copper through the expiry of the Share Transfer Agreement and the Subscription Agreements, at which time it is fully expected Mr. Zhu and other minority shareholders will have re-acquired their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper. As a result, Mr. Zhu and other minority shareholders have continued to bear the residual risks of the combined entity.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

Restructuring – continued

Mr. Zhu has retained a financial controlling interest in the combined entity through the above-discussed residual risks and rewards. Furthermore, during and after the Restructuring, there has been no change to the composition of the board of directors of either Lihua Electron or Lihua Copper and Mr. Zhu continues to act as the managing director of these companies as well as the sole director of Magnify Wealth, Ally Profit and Lihua Holdings. Lihua Electron and Lihua Copper have remained under common operating, management and financial control. As a result, the Restructuring has been accounted for as a combination of entities under common control and recapitalization of Lihua Electron and Lihua Copper using the “as if” pooling method of accounting, with no adjustment to the historical basis of the assets and liabilities of Lihua Electron and Lihua Copper, and the operations were consolidated as if the Restructuring occurred as of the beginning of the first accounting period presented in these financial statements.

NOTE 2               SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation
These consolidated financial statements include the financial statements of Lihua International, Inc. and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair statement of consolidated results of operations, financial position and cash flows for each period presented.

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Accounts receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Financial instruments
SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the consolidated balance sheet for cash, accounts and other receivables, accounts and other payables approximate their fair values based on the short-term maturity of these instruments.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The adoption of SFAS No. 157 with respect to provisions applicable to the Company did not have a material effect on the accompanying consolidated financial statements.

Buildings, machinery and equipment
Buildings, machinery and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20
Machinery	10
Office equipment & motor vehicles	5

The carrying value of buildings, machinery and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Construction in progress
Construction in progress includes direct costs of construction of buildings, equipments and others.  Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Prepaid land use right
Lease prepayments represent lump sum payment for land use rights in the PRC.  The amount is expensed over the period of land use rights of 50 years.

Intangible assets
The Company’s intangible assets include computer software.  The Company’s amortization policy on intangible assets is as follows:

Useful Life
(In years)
Computer software	5

The Company accounts for its intangible assets pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

Impairment of long-lived assets
The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured.

Sales revenue is recognized net of sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Research and development costs
Research and development costs are expensed as incurred. For the years ended December 31, 2008 and 2007, research and development costs were $60,041 and $56,143, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling, general and administrative expense were $13,640 and $263 for the years ended December 31, 2008 and 2007, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the years ended December 31, 2008 and 2007 were $393,321 and $207,773, respectively.

Income taxes
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The adoption of FIN 48 has not resulted in any material impact on the Company’s financial position or results.

Comprehensive income
SFAS No.130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency
The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. The Company translates its assets and liabilities into U.S. dollars using applicable exchange rates prevailing at balance sheet dates, and statements of income are translated at average exchange rates during the reporting periods. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-
	December 31, 2008	December 31, 2007
Balance sheet items, except for paid-in capital and retained earnings, as of year end	US$1=RMB6.8346	US$1=RMB7.3046
Amounts included in the statements of income, and statements of cash flows for the year	US$1=RMB6.9452	US$1=RMB7.6071

Stock based compensation
The Company accounts for share-based compensation awards to employees in accordance with SFAS No. 123R, “Share-based Payment” which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with SFAS 123R and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, or EITF 96-18. Under SFAS 123R and EITF 96-18, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

Business segmentation
The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the years ended December 31, 2008 and 2007, it operated mainly in one business segment – Manufacturing and sales of copper clad aluminum (CCA) wire and the enameled CCA wire, which is widely used for most electrical conductor applications.  Throughout the years ended December 31, 2008 and 2007, all of the Company’s operations were carried out mainly in one geographical segment - China.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Earnings per common share
The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the reverse acquisition on October 31, 2008 whereby the 14,025,000 shares of common stock issued by the Company (nominal acquirer) to the shareholder of Ally Profit (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

Commitments and contingencies
The Company follows SFAS No. 5, “Accounting for Contingencies,” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Recent accounting pronouncements
In December 2007, the FASB issued SFAS 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement does not currently affect the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, fiscal 2009 for the Company). Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60, “Accounting and Reporting by Insurance Enterprises” and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 (that is, fiscal 2009 for the Company), and all interim periods within those fiscal years. Management does not expect that this Statement will have an effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008 and has no effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements (continued)
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, will not have a material impact on the Company’s consolidated financial statements.

NOTE 3	RESTRICTED CASH

As of December 31, 2008, $1,750,000 in total was held in escrow arising from agreements in conjunction with the Private Placement, which are further disclosed in Notes 14 and 23, and is reported as restricted cash, segregated from other cash items, in accordance with the requirements of paragraphs 18 and 19 of SFAS 5, paragraph 6 of chapter 3A of ARB No. 43, and SAB Topic 6H.

Restricted cash consisted of the following:
	As of December 31,
	2008	2007

Guarantee fund for financing agreement	$800,000	$-
Special fund for listing	750,000	-
Special fund for employee pensions	200,000	-
	$1,750,000	$-

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4	NOTES RECEIVABLE, NET

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers. Notes receivable are interest-free with maturity dates of 3 or 6 months from date of issuance.

Notes receivable consisted of the following:
	As of December 31,
	2008	2007

Notes receivable	$321,892	$748,339
Less: Allowance for doubtful debts	-	-

Notes receivable, net	$321,892	$748,339

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	As of December 31,
	2008	2007

Accounts receivable	$5,042,739	$5,385,078
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$5,042,739	$5,385,078

NOTE 6	OTHER RECEIVABLES

Other receivables consisted of the following:
	As of December 31,
	2008	2007

Other receivables	$-	$9,754
Less: Allowance for doubtful debts	-	-

Other receivables, net	$-	$9,754

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2008	2007

Raw materials	$160,234	$1,069,812
Work in progress	29,013	125,428
Finished goods	397,691	1,402,678

	$586,938	$2,597,918

NOTE 8	INTANGIBLE ASSETS

	As of December 31,
	2008	2007

Computer software, cost	$7,023	$6,571
Less: Accumulated amortization	(2,809)	(1,314)

	$4,214	$5,257

Amortization expenses for the years ended December 31, 2008 and 2007 were $1,382 and $1,314.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of December 31, 2008, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The amount expensed on prepaid land use right for the years ended December 31, 2008 and 2007 were $101,361 and $8,956, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $172,353 per annum.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10	BUILDINGS, MACHINERY AND EQUIPMENT, NET

Buildings, machinery and equipment, net consisted of the following:
	As of December 31,
	2008	2007

Cost:
Buildings	$1,367,189	$1,279,221
Office equipment	61,767	46,436
Motor vehicles	137,423	28,749
Machinery	7,834,657	5,753,159

Total cost	9,401,036	7,107,565
Less: Accumulated depreciation	(1,960,093)	(1,159,291)

Net book value	$7,440,943	$5,948,274

Depreciation expenses for the years ended December 31, 2008 and 2007 were $709,596 and $508,955, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

 Construction in progress consisted of the following:
	As of December 31,
	2008	2007

Construction of equipment	$1,203,401	$1,053,309
Construction of buildings	4,722,626	1,410,892
Others	91,914	18,254

	$6,017,941	$2,482,455

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	As of December 31,
	2008	2007

Accrued staff costs	$380,472	$202,871
Other taxes payable	335,152	259,815
Other payables	115,120	18,231

	$830,744	$480,917

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 13	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	As of December 31,
	2008	2007

Bank loan granted by Bank of Jiangsu, Danyang Branch with an interest rate of 6.66% p.a. is guaranteed by a related company-Danyang Tianyi Telecommunication Co., Ltd (“Tianyi Telecom”). The bank loan will mature on November 18, 2009, with interest due on the 20th day of each month and principal due at date of maturity.	$2,194,715	$-

Bank loan granted by China Construction Bank Danyang Branch at an interest rate ranging from 6.372% p.a. to 8.964% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on March 6, 2009.	1,170,514	-

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 6.903% p.a. to 9.711% p.a. is guaranteed by Tianyi Telecom. The bank loan will mature on April 15, 2009, with interest due on the 20th day of each month and principal due at date of maturity.	760,835	-

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 6.903% p.a. to 9.711% p.a. is guaranteed by Tianyi Telecom. The bank loan will mature on May 20, 2009, with interest due on the 20th day of each month and principal due at date of maturity.	702,309	-

Bank loan granted by China Construction Bank Danyang Branch at an interest rate ranging from 5.841% p.a. to 8.217% p.a. is guaranteed by Tianyi Telecom. The bank loan will mature on April 29, 2009, with interest due on the 20th day of each month and principal due at date of maturity.	585,257	-

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 6.903% p.a. to 9.711% p.a. is guaranteed by Tianyi Telecom. The bank loan will mature on August 21, 2009 with interest due on the 20th day of each month and principal due at date of maturity.	731,572	-

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 9.477% p.a. to 9.711 %p.a., guaranteed by Tianyi Telecom, matured on August 30, 2008 and fully repaid.		684,500

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.307%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom., matured on April 27, 2008 and fully repaid.	-	191,660

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.307%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom, matured on May 15, 2008 and fully repaid.	-	191,660

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.541%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom, matured on May 21, 2008 and fully repaid.	-	191,660

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.541%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom, matured on May 27, 2008 and fully repaid.	-	191,660

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 13	SHORT TERM BANK LOANS – CONTINUED

	As of December 31,
	2008	2007

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.541%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom. Matured on May 31, 2008 and fully repaid.	-	191,660

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.307%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom, matured on April 26, 200 and fully repaid.	-	136,900

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.541%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom. , matured on June 13, 2008 and fully repaid.	-	136,900

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 8.541%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom, matured on June 19, 2008 and fully repaid.	-	109,520

Bank loan granted by Agriculture Bank of China, Danyang Branch at an interest rate ranging from 9.126%p.a. to 9.711%p.a., guaranteed by Tianyi Telecom, matured on August 28, 2008 and fully repaid.	-	27,380

Bank loan granted by Rural Cooperative Bank, Hougang Branch with an interest rate of 9.855%p.a. is guaranteed by Tianyi Telecom, matured on January 31, 2008, and fully repaid	-	1,369,000

Bank loan granted by Bank of Communications, Zhenjiang Branch at an interest rate ranging from 7.452%p.a. to 7.884%p.a, guaranteed by Tianyi Telecom, matured on February 26, 2008, and fully repaid.	-	410,701

Bank loan granted by Industrial and Commercial Bank of China, Danyang Branch at an interest rate ranging from 8.208%p.a. to 8.964%p.a., secured by machinery of $2,026,204, matured on April 17, 2008, and fully repaid.	-	136,900

Bank loan granted by Industrial and Commercial Bank of China, Danyang Branch at an interest rate ranging from 8.508%p.a. to 8.964%p.a., secured by machinery of $2,026,204, matured on May 16, 2008, and fully repaid.	-	136,900

	$6,145,202	$4,107,001

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY

The Company’s Article of Incorporation grants the Board of Directors the authority, without any further vote or action by stockholders, to issue preferred stock in one or more series, fix the number of shares constituting the series and establish the preferences, limitations and relative rights, including dividend rights, dividend rate, voting rights, terms of redemption, redemption price or prices, redemption rights and liquidation preferences of the shares of the series.

Series A Redeemable Convertible Preferred Stock

On October 31, 2008, the Company entered into and completed a securities purchase agreement (“Private Placement”) with certain accredited investors (the “Investors”) for the issuance and sale by the Company in a private placement of 6,818,182 shares of Series A Convertible Preferred Stock (“Preferred Shares”) and Series A warrants to purchase 1,500,000 shares of Common Stock. The Company received $13,656,538 in proceeds from this Private Placement after paying fees and expenses.

The principal terms of the Preferred Shares are as follows:

Conversion: At any time on or after our issuance of Preferred Shares, each share of Preferred Shares will be convertible, at the option of the holder thereof (subject to certain ownership percentage limitations set forth in the Certificate of Designations), into one share of Common Stock, subject to adjustment from time to time, upon the occurrence of certain events described below. The rate of conversion (the “Conversion Rate”) is determined by dividing $2.20 per share (the “Liquidation Preference Amount”) by the conversion price of $2.20 (the “Conversion Price”), subject to adjustment as discussed below.

In the event the Company does not timely convert and deliver Preferred Shares into shares of Common Stock after request of a holder to so convert, and the holder must purchase shares of Common Stock, in excess of the price for which the holder sold such shares, the Company must make a payment in cash to the holder in the amount of the excess paid and the Company will not honor the conversion request and will reinstate the number of Preferred Shares for which such conversion was not honored.

If at any time, the Company consummate a bona fide offering of shares of Common Stock of at least $5,000,000, all outstanding Preferred Shares shall automatically convert to shares of Common Stock (subject to certain ownership percentage limitations set forth in the Certificate of Designations of the Series A Preferred Shares).

Liquidation Rights: The Preferred Shares will, in the event of any distributions or payments in the event of the voluntary or involuntary liquidation, dissolution or winding up of Lihua rank senior to Common Stock and to any other class or series of stock which may be issued not designated as ranking senior to or pari passu with the Preferred Shares in respect of the right to participate in distributions or payments upon any liquidation, dissolution or winding up of Lihua. In the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Preferred Shares will be entitled to receive, out of assets available for distribution to stockholders, an amount equal to the Liquidation Preference Amount before any payment shall be made or any assets distributed to the holders of Common Stock or any stock which ranks junior to the Preferred Shares. In the event of a liquidation, dissolution or winding up of Lihua, the rights of holders of Preferred Shares to convert such shares into shares of Common Stock shall terminate prior to the date fixed for the payment to the holders of Preferred Shares of any amounts distributable to them in the event of any such liquidation, dissolution or winding up.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY – CONTINUED

Series A Redeemable Convertible Preferred Stock – continued

Redemption Rights: None of Preferred Shares may be redeemed without the express written consent of each holder of such shares. If the Company cannot issue shares of Common Stock upon a conversion because the Company does not have a sufficient number of shares of Common Stock authorized and available, then with respect to the unconverted Preferred Shares, the holder of such Preferred Shares, solely at such holder's option, may require the Company to redeem from such holder those Preferred Shares with respect to which the Company is unable to issue Common Stock in accordance with such holder's conversion notice at a price per share payable in cash equal to one hundred thirty percent of the Liquidation Preference Amount.

Simultaneously with the occurrence of any merger, consolidation or similar capital reorganization of Common Stock, each holder of Preferred Shares shall have the right, at such holder's option, to require the Company to redeem all or a portion of such holder's Preferred Shares at a price per share equal to one hundred ten percent of the Liquidation Preference Amount.

Dividend Rights: Preferred Shares will not be entitled to receive dividends unless the Company pays dividends to holders of our Common Stock. If the Company pays dividends to holders of Common Stock, holders of Preferred Shares will be entitled to receive, on each share of Preferred Shares held by them, dividends of equal amount or value as dividends that would have been payable on the number of underlying shares of Common Stock into which such Preferred Shares would be convertible, if such shares of Preferred Shares had been converted on the date for determination of holders of Common Stock entitled to receive such dividends.

Adjustments to Conversion Price; Conversion Rate and Other Similar Adjustments: The number of shares of Common Stock into which the Series A Preferred shall be converted, or the Conversion Price, as the case may be, shall be subject to upward or downward adjustment from time to time, as applicable, in the event of a (i) combination, stock split, recapitalization or reclassification of the Common Stock, (ii) merger, consolidation or similar capital reorganization of the Common Stock, (iii) distribution of stock dividends or (iv) issuance of additional shares of Common Stock or securities convertible into Common Stock at a price less than $2.20.

Voting Rights: Holders of Preferred Shares shall vote together as a separate class on all matters which impact the rights, value, or ranking of the Preferred Shares. Holders of Preferred Shares shall vote on an "as converted" basis, together with holders of Common Stock, as a single class, in connection with any proposal submitted to stockholders to: (i) increase the number of authorized shares of capital stock, (ii) to approve the sale of any of capital stock, (iii) adopt an employee stock option plan, or (iv) effect any merger, consolidation, sale of all or substantially all of assets, or related consolidation or combination transaction.

Conversion Restriction: Holders of Preferred Shares are restricted from converting to Common Stock if the number of shares of Common Stock to be issued pursuant to such Conversion would cause the number of shares of Common Stock owned by such holder and its affiliates at such time to equal or exceed 9.9% of the then issued and outstanding shares of Common Stock; provided, however, that upon a holder of the Series A Preferred providing the Company with sixty-one (61) days notice that such holder wishes to waive this restriction such holder may be entitled to waive this restriction.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY – CONTINUED

Series A Redeemable Convertible Preferred Stock – continued

Accounting for Preferred Shares

Pursuant to the Securities Escrow Agreement entered into by the Company as discussed below, if the Company fails to achieve certain net income thresholds for fiscal years 2008 and/or 2009, additional shares of the Company’s common stock would be released to the holders of the Preferred Shares. As a result, the holders of the Preferred Shares could acquire a majority of the voting power of the Company’s outstanding common stock.  In such a situation, the Company would not be able to control the approval of “any merger, consolidation or similar capital reorganization of its common stock”, i.e. events which could trigger the right of Preferred Shares holder to request for redemption. EITF D-98, “Classification and Measurement of Redeemable Securities”, provides that preferred securities that are redeemable for cash are to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Therefore, the Preferred Shares have been classified out of permanent equity in accordance with EITF D-98. For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 net income threshold and, according to the terms of the Securities Escrow Agreement, all of the escrow shares will continue to be held in escrow and no Preferred Share has been released to the preferred stockholders. When the 2009 net income threshold is also achieved, the Preferred Shares will be reclassified to permanent equity.

Series A Warrants

In conjunction with the issuance of the Preferred Shares, the Company issued Series A Warrants to purchase up to 1,500,000 shares of Common Stock at an exercise price of $3.50 per share issued and outstanding. The Series A Warrants have a term of exercise expiring 5 years from October 31, 2008. The Series A Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, commencing 18 months following the closing of the Private Placement, if the per share market value of one share of Common Stock is greater than the exercise price and a registration statement under the Securities Act of 1933, as amended, covering the shares of Common Stock underlying the Series A Warrants is not then declared ineffective by the SEC, in lieu of exercising the Series A Warrants by payment of cash, a holder may exercise the Series A Warrant by a cashless exercise by surrender of the Series A Warrant, in which event the Company will issue to the holder a number of shares of our Common Stock computed using the following formula:

X = Y - (A)(Y) B

Where	X =	the number of shares of Common Stock to be issued to the holder.

	Y =	the number of shares of Common Stock issuable upon exercise of the Series A Warrant in accordance with the terms of the Series A Warrant by means of a cash exercise rather than a cashless exercise.

	A =	the Exercise Price.

	B =	the per share market value of one share of Common Stock on the trading day immediately preceding the date of such election.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY – CONTINUED

Series A Warrants – continued

The Company will not receive any additional proceeds to the extent that the Series A Warrants are exercised by cashless exercise.

The exercise price and number of shares of our Common Stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstance, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation and the issuance of rights to purchase additional shares of our Common Stock or to receive other securities convertible into additional shares of Common Stock.

For a period of two years following the original issue date of the Series A Warrants (the “Full Ratchet Period”), in the event the Company issues any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration, then the exercise price upon each such issuance will be adjusted to a price equal to the consideration per share paid for such additional shares of Common Stock.

No fractional shares will be issued upon exercise of the Series A Warrants. If, upon exercise of a Series A Warrant, a holder would be entitled to receive a fractional interest in a share, the Company will pay to the holder cash equal to such fraction multiplied by the then fair market value of one full share.

Pursuant to the terms of the Series A Warrants, the Company will not effect the exercise of any Series A Warrant, and no person who is a holder of any Series A Warrant has the right to exercise the Series A Warrant, to the extent that after giving effect to such exercise, such person would beneficially own in excess of 9.9% of the then outstanding shares of our Common Stock. However, the holder is entitled to waive this cap upon 61 days notice to the Company.

The Company has the right to redeem up to 9.9% of the Series A Warrants at a price equal to $0.01 per share of Common Stock underlying such warrants if (i) our Common Stock is traded on a national securities exchange, (ii) the daily volume weighted average price of our Common Stock is above $8.87 for 30 consecutive trading days ending on the date of the notice of redemption, and (iii) the average daily trading volume for the trading period is greater than 300,000 shares per day ; provided, that all shares underlying such Series A Warrants are registered pursuant to an effective registration statement and the Company simultaneously calls all of the Series A Warrants on the same terms. The Company will have the right, but not the obligation, to redeem the Series A Warrants at any time, and from time to time, provided that at such time, the foregoing conditions have been met, but in no event can the Company redeem the Series A Warrants more than once in any thirty (30) trading day period.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY – CONTINUED

Series B Warrants

In connection with the Private Placement, Broadband Capital Management, LLC (“Broadband”) acted as the Company’s financial advisor and placement agent. Broadband received Series B warrants to purchase 250,000 shares of the Company’s Common Stock at an exercise price per share of $3.50.

On October 31, 2008, the Company issued Series B Warrants to purchase 250,000 shares of the Registrant’s Common Stock at an exercise price of $3.50 to Penumbra Worldwide Ltd. (“Penumbra”). Penumbra is not a broker dealer and the Series B Warrants were not issued as compensation for underwriting activities, but as compensation for business and investor relations consulting services performed by Penumbra.

The Series B Warrants have a term of exercise expiring 5 years from October 31, 2008. The Series B Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise”. The Company will not receive any additional proceeds to the extent that warrants are exercised by cashless exercise.

If the per share market value of one share of Common Stock is greater than the exercise price and at the time of election, the average trading volume of Common Stock exceeds 100,000 shares for the immediately preceding 30 trading days, in lieu of exercising the Series B Warrant by payment of cash, the holder may exercise the Series B Warrant by cashless exercise by surrendering the Series B Warrant, in which event the Company will issue to the holder a number of shares of our Common Stock computed using the following formula:

X = Y - (A)(Y) B

Where:	X =	the number of shares of Common Stock to be issued to the Holder.

	Y =	the number of shares of Common Stock issuable upon exercise of the Series B Warrant in accordance with the terms of the Series B Warrant by means of a cash exercise rather than a cashless exercise.

	A =	the exercise price.

	B =	the volume weighted average price of the Common Stock for the 30 trading day period immediately preceding the date of such election.

The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation and the issuance of rights to purchase additional shares of Common Stock or to receive other securities convertible into additional shares of Common Stock.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY – CONTINUED

Series B Warrants – continued

For a period of two years following the original issue date of the Series B Warrant (the “Weighted Average Period”), in the event the Company issues any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration, then the exercise price then in effect shall be multiplied by a fraction (i) the numerator of which shall be equal to the sum of (x) the number of shares of outstanding Common Stock immediately prior to the issuance of such additional shares of Common Stock plus (y) the number of shares of Common Stock (rounded to the nearest whole share) which the aggregate consideration price per share paid for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the exercise price then in effect and (ii) the denominator of which shall be equal to the number of shares of outstanding Common Stock immediately after the issuance of such additional shares of Common Stock.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of a warrant, a holder would be entitled to receive a fractional interest in a share, the Company will pay to the holder cash equal to such fraction multiplied by the then fair market value of one full share.

Accounting for the Warrants

The Company evaluated the warrants under SFAS 133, “Accounting for Derivatives”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, and determined that the Warrants are freestanding. Both Series A and Series B Warrants require physical settlement. They do not require net-cash settlement nor do they give the counterparty a choice of net-cash settlement or settlement in shares. Furthermore, the liquidated damages under the Registration Rights Agreement as discussed in Note 23, which are capped at 10% of the dollar amount of the Preferred Shares sold, reasonably represent the difference between the value of a registered share and an unregistered share of the Company’s common stock. Therefore, the Company concluded that Series A and Series B Warrants satisfy all criteria for classification as permanent equity and have been accounted for as such.

Allocation of Proceeds from Private Placement

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the proceeds from the Private Placement were first allocated between the Preferred Shares and the warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date, resulting in an aggregate amount of $539,910 being allocated to the Series A Warrants and the 250,000 Series B Warrants issued to Broadband.

Then, the fair value of the embedded conversion feature of the Preferred Shares of $1,002,115 was calculated using EITF 98-5 intrinsic value model in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, limited to the amount of the proceeds allocated to the convertible instrument. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the Private Placement allocated to the convertible Preferred Shares, and the fair value of the Company’s common stock of $2.26 at the commitment date, which was determined with the assistance of an unrelated valuation firm as further discussed below. The fair value of $1,002,115 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Preferred Shares and an addition to paid-in capital.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 14	SHAREHOLDERS’ EQUITY – CONTINUED

Allocation of Proceeds from Private Placement – continued

The following table sets out the accounting for the Preferred Shares:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature	1,002,115
Series A Convertible Preferred Stock at December 31, 2008	$13,116,628

In accordance with Issue 6 of EITF 00-27, the discount on the Preferred Shares resulting from the accounting for a beneficial conversion feature was amortized and charged to retained earnings, because the Preferred Shares are immediately convertible upon issuance and have no stated redemption date. Amortization of the discount resulting from the accounting for a beneficial conversion feature is considered analogous to a return to holders of perpetual preferred stock and has been accounted for as a reduction to net income available to common stockholders for the purpose of calculation of earnings per share.

The Company has evaluated the circumstances under which the Preferred Shares may become redeemable at the option of holders and concluded it is not probable that the Preferred Shares will become redeemable. Therefore, no accretion charge has been recognized regarding any change in the redemption value of the Preferred Shares in accordance with EITF D-98.

The fair values of Series A and Series B Warrants were determined using the Black-Scholes option pricing method with the following assumptions:

Fair value of common stock at October 31, 2008:	$2.26
Exercise price:	$3.50
Contractual life (years):	5
Dividend yield:	-
Expected volatility:	31.61%
Risk-free interest rate:	2.79%

The Company’s common stock is not publicly traded. The Company has determined that its common stock had a fair value of $2.26 per share at October 31, 2008 based on a retrospective valuation performed by an unrelated valuation firm, Grant Sherman Appraisal Limited. The valuation has been prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation.”

The Company is a group of entities comprising Lihua International Inc., Ally Profit, Lihua Holdings, Lihua Copper and Lihua Electron, for which different valuation approaches have been considered and used.

Because Lihua International, Inc., Ally Profit and Lihua Holding are holding companies only and have no revenue, both market and income approaches have been considered not applicable, and only an asset-based approach has been applied. Lihua Copper has not generated revenue and has little expense history.  Accordingly, both market and income approaches have been considered inappropriate and the asset-based approach has been applied.

Because Lihua Electron has an established financial history of profitable operations and generation of positive cash flows, an income approach has been applied using the discounted cash flow method. The Company developed a discounted cash flow analysis based on the Company’s projected cash flows from 2009 through 2011, including, among other things, the Company’s estimates of future revenue growth, gross margins, capital expenditures and working capital requirements, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The market approach was not applied because it is concluded that there was significant limitation in identifying true comparable enterprises with readily determinable fair values.

As the Company’s stock is not publicly traded, historical volatility information is not available. In accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, with the assistance of an unrelated valuation firm, Grant Sherman Appraisal Limited, the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value). The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the Warrants.

The fair value of $90,000 of the 250,000 Series B Warrants issued to Penumbra for services was charged to operations for the year ended December 31, 2008.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 15	SHARE-BASED COMPENSATION

Make Good Escrow Agreement

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Magnify Wealth initially placed 6,818,182 of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “Escrow Shares”) into an escrow account. The Escrow Shares are being held as security for the achievement of $12 million in audited net income and $0.50 earnings per share for the fiscal year 2008 (the “2008 Performance Threshold”) and $18 million in audited net income and $0.76 earnings per share for the fiscal year 2009 (the “2009 Performance Threshold”). The calculation of earnings per share of $0.76 for the fiscal year 2009 shall exclude up to $5,000,000 in shares of Common Stock issued in a bona fide initial public offering, however, any shares issued in excess of $5,000,000 shall be included in the calculation of earnings per share for the fiscal year 2009. If the Company achieves the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth. If either the 2008 Performance Threshold or 2009 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 50% of the 2008 or 2009 Performance threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released. If the Company achieves at least 50% but less than 95% of the 2008 or 2009 performance thresholds, based on the formula set forth in the Securities Escrow Agreement, a certain number of Escrow shares may be released. If the Company achieves at least 95% of either the 2008 or 2009 performance thresholds, the Escrow shares will continue to be held in escrow. If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company. Pursuant to the Securities Escrow Agreement, if any Escrow Shares are delivered to Investors as a result of the Company’s failure to fully achieve the 2008 Performance Thresholds, Magnify Wealth shall deliver that number of additional shares of Common Stock as is necessary to maintain 100% of the number of original Escrow Shares in the escrow account at all times. With respect to the 2008 and 2009 performance thresholds, net income shall be defined in accordance with US GAAP and reported by us in the Company’s audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to the Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Zhu upon the exercise of options granted to Mr. Zhu by shareholder of Magnify Wealth, as of the date thereof.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 15	SHARE-BASED COMPENSATION – CONTINUED

Make Good Escrow Agreement – continued

According to the Accounting Interpretation and Guidance of the staff of the SEC, the placement of shares in escrow is viewed as a recapitalization similar to a reverse stock split. The agreement to release the shares upon achievement of certain criteria is presumed to be a separate compensatory arrangement with the Company. Accordingly, when the Escrow Shares are released back to Magnify Wealth, an expense equal to the amount of the grant-date fair value of $2.26 per share of the Company’s common stock as of October 31, 2008, or the date of the Securities Escrow Agreement will be recognized in the Company’s financial statements in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”. Otherwise, if the net income threshold is not met and the Escrow Shares are released to the investors instead, it will be accounted for as a capital transaction with the investors resulting in no income or expense being recognized in the Company’s financial statements.

For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. All of the Escrow Shares will continue to be held in escrow and none has yet been released to either Magnify Wealth or the Investors. As the release of the Escrow Shares requires the attainment of the performance thresholds for both 2008 and 2009, the Company will only commence to recognize compensation expense around the middle of fiscal year 2009 when the Company will be able to evaluate whether it is probable that the Company will achieve the 2009 performance threshold to provide for the ultimate release of the Escrow Shares back to Magnify Wealth.  For the year ended December 31, 2008, no compensation expense has been recognized on the make good arrangement. If the 2009 performance threshold is also met and all of the Escrow Shares are released back to Magnify Wealth, a compensation expense of $15,409,091 will be reocgnized in fiscal year 2009.

Share-based payments awarded to employees by a shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, our Chief Financial Officer (CFO), Mr. Yu is entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange as discussed in Note 1. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. As of December 31, 2008, the remaining 337,500 shares have remained in an escrow account and shall be released to Mr. Yu in three equal installments of 112,500 shares issuable on the first, second and third anniversary of the consummation of the Share Exchange.

Also immediately upon consummation of the Share Exchange, 50,000 shares of our Common Stock were transferred from Magnify Wealth to an employee for services rendered to the Company.

In accordance with paragraph 11 of SFAS 123(R), the Company charged $367,250 to operations based on the grant-date fair value of $2.26 per share of the Company’s common stock as of October 31, 2008, or the date of the Share Exchange, of the 162,500 shares transferred to the Company’s CFO and employee. The fair value of the remaining 337,500 shares still held in escrow and to be released to Mr. Yu will be charged to operations as and when they vest.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 16	CAPITAL INJECTION

The capital injection represented the increase in registered capital of the operating subsidiaries of the Company by way of cash. It has been classified as a movement of additional paid-in capital in the consolidated statement of equity being an effect of the Restructuring described in Note 1.

NOTE 17	STATUTORY RESERVES

In accordance with the PRC Companies Law, the Company’s PRC subsidiaries were required to transfer 10% of their profits after tax, as determined in accordance with accounting standards and regulations of the PRC, to the statutory surplus reserve and a percentage of not less than 5%, as determined by management, of the profits after tax to the public welfare fund. With the amendment of the PRC Companies Law which was effective from January 1, 2006, enterprises in the PRC were no longer required to transfer any profit to the public welfare fund.  Any balance of public welfare fund brought forward from December 31, 2005 should be transferred to the statutory surplus reserve.  The statutory surplus reserve is non-distributable.

NOTE 18	OTHER INCOME

	Year ended December 31,
	2008	2007

Sale of metal scraps	$3,741	$-

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 19	INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC.  In accordance with the relevant tax laws in the PRC, the Company’s subsidiary, Danyang Lihua, is subject to an enterprise income tax (“EIT”) rate of 24% on its taxable income for the year ended December 31, 2007 since it is located in economic development zone.  However, Danyang Lihua is a production-based foreign investment enterprise and granted an EIT holiday for the two years ended December 31, 2006 and 2005 and a 50% reduction on the EIT rate for the three years ended December 31, 2007, 2008 and 2009.

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Danyang Lihua will continue to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009.

The Company’s provision for income taxes consisted of:
	Year ended December 31,
	2008	2007

Current – PRC	$1,815,703	$1,089,107
Deferred	(23,022)	-

	$1,792,681	$1,089,107

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:
	Year ended December 31,
	2008	2007

Pre-tax income	$13,494,560	$8,812,795

United States statutory corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	4,588,150	2,996,350
Reconciling items:
Impact of tax holiday of Danyang Lihua	(1,802,095)	(1,058,466)
Loss not recognized as deferred tax assets	275,346	-
Rate differential for PRC earnings	(1,282,406)	(881,279)
Non-deductible expenses	13,686	32,502

Effective tax expense	$1,792,681	$1,089,107

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 20	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income per common share is computed similarly to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2008	2007

Income available to common stockholders:
- Net income	$11,701,879	$7,723,688
- Amortization of Preferred Shares discount resulting from beneficial conversion feature (see Note 14)	(1,002,115)	-
- Basic	$10,699,764	$7,723,688
- Diluted	$10,699,764	$7,723,688

Weighted average number of shares:
- Basic	14,187,945	14,025,000
- Effect of dilutive convertible preferred stock	1,139,477	-
- Diluted	15,327,422	14,025,000

Net income per share
- Basic	$0.75	$0.55

- Diluted	$0.70	$0.55

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 21	RELATED PARTY TRANSACTIONS

(1)  Due from / to related parties
		As of December 31,
		2008	2007
Due from related parties:

Accounts receivable from Jiangsu Dongya Electronic Co., Ltd (“Dongya Electronic”)	(a)	$-	$719,060
Advance to Danyang Jintao Copper Industry Co., Ltd (“Jintao Copper”)	(a)	-	3,244,531

Total		$-	$3,963,591

Due to related parties:

Advances from -
Tianyi Telecom	(a)	$-	$2,258,851
Danyang Special Electronic Co., Ltd (“Special Electronic”)	(b)	-	90,080
Mr. Jianhua Zhu	(c)	-	22,472

		-	2,371,403

Share acquisition payable to Special Electronic on restructuring	(b)	-	1,150,000

Total		$-	$3,521,403

(a) The shareholders of these companies have close relationship with the Company’s key management.
(b) This company is under the same management as the Company.
(c) Mr. Zhu is the CEO and Chairman of the Company.

Accounts receivable from Dongya Electronic arose from sale of copper clad aluminum ("CCA") fine wire.

Advance to Jintao Copper was interest-free and secured by shares of Jintao Copper.

Advances from Tianyi Telecom and Special Electronic were interest-free and unsecured.

Advance from Mr. Zhu bore interest at 6.03% to 6.57% per annum and was unsecured. Interest paid to Mr. Zhu was insignificant for fiscal years 2008 and 2007.

By the end of December 2008, all amounts due from (to) related parties were fully settled.

(2)  Sales
For the years ended December 31, 2008 and 2007, the sales included $367,585 and $805,253, respectively that were made from Tianyi Telecom and Dongya Electronic.  The shareholders of these companies have close relationship with the Company’s key management.

(3)  Guarantees
For the year ended December 31, 2008, Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $6,145,202. (See Note 13 above)

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 22	CONCENTRATION OF RISKS

Credit risk

As of December 31, 2008 and 2007, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2008 and 2007, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of December 31, 2008 and 2007 were due from customers located in the PRC.

As of December 31, 2008, there was one customer who accounted for 14.4% of the accounts receivable of the Company. As of December 31, 2007, besides Dongya Electronic, a related company, which accounted for 13.4% of the accounts receivable of the Company, there are four customers who accounted for 14.1%, 12.2%, 12.0% and 10.3% of the accounts receivable of the Company. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008 or 2007. There was no single customer who constituted more than 10% of the Company’s revenue for the years ended December 31, 2008 or 2007.

Risk arising from operations in foreign countries

Substantially all of the Company’s operations are conducted in China. The Company’s operations are subject to various political, economic, and other risks and uncertainties inherent in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; export duties, quotas, and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

NOTE 23	COMMITMENTS AND CONTINGENCIES

Capital commitment

Contracted but not provided for:

Purchase of machinery - within one year	$910,125
Acquisition or construction of buildings – within one year	1,049,895

$1,960,020

Agreements in Conjunction with the Private Placement

Escrow Agreements: In conjunction with the Private Placement as discussed in Note 14, the Company entered into an escrow agreement with the Investors (the “Closing Escrow Agreement”), pursuant to which the Investors deposited the funds in the aggregate amount of $15,000,000 for the purchase and sale of the Investor Shares (the “Escrowed Funds”) into an escrow account which was disbursed at the closing of the Private Placement. Pursuant to the Closing Escrow Agreement, $1,000,000 of the Escrowed Funds were not released from the escrow account (the “Held Back Escrow Funds”) until the escrow agent received written notice that the Company had caused Lihua Copper to fulfill one hundred percent of its registered capital obligation of $15,000,000 no later than 90 days from the closing date, as well as comply with other covenants.

Before December 31, 2008, the registered capital of $15,000,000 of Lihua Copper was fully paid up, as certified and approved by the relevant PRC business authority.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 23	COMMITMENTS AND CONTINGENCIES – CONTINUED

Agreements in Conjunction with the Private Placement – continued

Additionally, the Company entered into a public relations escrow agreement with the Investors (the “Public Relations Escrow Agreement”), pursuant to which the Company agreed to deposit $750,000 in an escrow account (the “Public Relations Escrowed Funds”). $125,000 from the Public Relations Escrowed Funds shall be released when the Company appoint a Vice President of Investor Relations, an additional $250,000 shall be released once the Company has complied with all Nasdaq Corporate Governance standards, and the remaining $375,000 shall be released as invoices become due for the purpose of any investor and public relations activities. As negotiated with Vision Opportunity China L.P. (“Vision”), the lead investor in the Private Placement who wishes to ensure that quality firms handle certain affairs of the Company, if the Company fails to timely comply with the foregoing obligations, or fail to fulfill a request to change the Company’s auditor upon such request by any holder of five percent of our Common Stock in the aggregate on a fully diluted basis, or fail to hire an internal control consultant acceptable to Vision within three months of the Closing Date,  the Company will pay liquidated damages of 0.5% of the aggregate purchase price paid by for the Investor Shares on the expiration date to comply with such covenant and for each 30 day period thereafter, up to 10% of the aggregate purchase price, which the Investors may require that the Company pay from the Public Relations Escrowed Funds. In the event such liquidated payments are made, the Company shall return an amount equal to the amount of liquidated damages paid, back into the Public Relations Escrow Funds.

On February 11, 2009, the parties to the Escrow Agreement entered into a First Supplement to the Escrow Agreement pursuant to which it was agreed (i) to release $800,000 of the Held Back Escrow Funds to the Company for having complied with all of the Held Back Release Conditions within 90 days of the Closing Date, and (ii) to hold $200,000 of the Held Back Escrow Funds to cover any contingent liabilities relating to unpaid employee social insurance and housing payments from periods prior to 2009. The $200,000 is to be held in escrow until June 30, 2010 to cover any claims from employees relating to the unpaid costs. $800,000 was released from escrow to the Company on March 4, 2009.

Pursuant to the Private Placement, the Company also has an obligation to have its shares of Common Stock listed on a national securities exchange no later than October 31, 2009 (the “Listing Date”). In the event that the Company does not list on a national securities exchange in the proscribed time period and manner provided for in the Purchase Agreement, then the Ally Profit Shareholder shall transfer 750,000 shares (the “Listing Penalty Shares”) of Common Stock to the Investors, with no additional consideration due from the Investors. However, if the Company is requested by certain Investors to have its shares of Common stock quoted on the Over-the-Counter Bulletin Board (“OTCBB Demand”) prior to the Listing Date, the Company shall do so and then the Company will have an additional 18 months to list on a national securities exchange. If the Company fails to comply with the OTCBB Demand in a timely manner or, to then list on a national securities exchange within the 18 month period, the Listing Penalty Shares shall be transferred to the Investors.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 23	COMMITMENTS AND CONTINGENCIES – CONTINUED

Agreements in Conjunction with the Private Placement – continued

The Company’s contingent obligations to pay liquidated damages under the Closing Escrow Agreement, Public Relations Escrow Agreement and the Securities Purchase Agreement, and to deliver Listing Penalty Shares will be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  Any loss recognized on a probable delivery of Listing Penalty Shares will be measured based on the grant-date fair value of the shares as of October 31, 2008, or the date of the Securities Purchase Agreement between the Company and certain investors. The Company believes that it has fulfilled its obligations under the agreements in conjunction with the Private Placement up to December 31, 2008, therefore no liquidated damages have been accrued.

Registration Rights Agreement: In connection with the Private Placement, the Company entered into a registration rights agreement with the Investors in which the Company agreed to file on the 45th day following the Closing Date a registration statement with the SEC to register for resale (i) the Investor Shares, (ii) shares of our Common Stock underlying the Series A Warrants and Series B Warrants (the “Registrable Securities), (iii) shares of Common Stock issuable in connection with anti-dilution provisions in the Certificate of Designation and the Series A Warrants and Series B Warrants, (iv) Common Stock owned by the shareholders of Lihua prior to the Share Exchange, (v) shares of Common Stock issuable upon any stock split, dividend or other distribution recapitalization or similar event and (vi) the Listing Penalty Shares and Escrow Shares upon demand. The Company has agreed to use our best efforts to have the registration statement declared effective within 105 calendar days of filing, or 135 calendar days of filing in the case of a full review by the SEC. We are required to keep the registration statement continuously effective under the Securities Act for an effectiveness period to end on the earlier of the date when all of the securities covered by the registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144. The Company will pay liquidated damages of 1% of the dollar amount of the Preferred Shares sold in the Private Placement per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the effectiveness period. However, no liquidated damages are to be paid with respect to any Registrable Securities that the Company is not permitted to include in the registration statement due to the SEC’s application of Rule 415. Upon the demand of an Investor or Investors owning in the aggregate at least 50% of the Listing Penalty Shares or Escrow Shares, the Company shall file another registration statement covering those shares and any other Registrable Securities that remain unregistered at the time of such demand.

The Company accounts for the Registration Rights Agreement in accordance with FSP EITF 00-19-2, “Accounting fro Registration Payment Arrangements”. The Company’s contingent obligation to make liquidated damages under the Registration Rights Agreement will be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. If it is probable that the Company will be required to make any payments to the investors for non-fulfillment of the conditions provided for in the Registration Rights Agreement, an estimate of the contingent payment will be made and accrued for in the Company’s financial statements. At December 31, 2008, no liquidated damages have been accrued.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 23	COMMITMENTS AND CONTINGENCIES – CONTINUED

Restructuring and Share Exchange

On August 8, 2006, six PRC regulatory agencies, namely the PRC Ministry of Commerce (MOFCOM), the State Assets Supervision and Administration Commission (SASAC), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (CSRC) and State Administration of Foreign Exchange (SAFE) jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (“M&A Rule”), which became effective on September 8, 2006. The M&A Rule requires offshore companies and offshore special vehicles (“SPVs”) formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

The CSRC currently has not issued any definitive rule concerning whether the transactions effected by the Restructuring or the Share Exchange, as described in Note 1, are subject to the M&A Rule and its related clarifications. The Company believes there are substantial uncertainties regarding the interpretation and application of the M&A Rule, and CSRC has yet to promulgate any written provisions or to formally declare whether the overseas listing of a PRC-related company similar to the Company is subject to the approval of CSRC. If CSRC approval was required in connection with the Share Exchange, the Company’s failure to obtain or delay in obtaining such approval could result in penalties imposed by CSRC and other PRC regulatory agencies. These penalties could include fines and penalties on the Company’s operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to the Company’s business, operations and financial conditions.

However, the Company does not believe that any of the provisions of the M&A Rule or other PRC laws and regulations would allow or authorize the CSRC or other PRC governmental departments to unwind the Share Exchange. The Company also believes that the M&A Rule does not apply to the Restructuring and therefore CSRC approval was not required because (i) the Restructuring was a purely foreign related transaction governed by foreign laws, not subject to the jurisdiction of PRC laws and regulations; (ii) Magnify Wealth is not a special purpose vehicle formed or controlled by PRC companies or PRC individuals, (iii) Magnify Wealth is owned or substantively controlled by foreigners, (iv) conversion of Lihua Electron and Lihua Copper from a joint venture to a wholly foreign owned enterprise is not subject to the M&A Rule. The Company believes it is not probable that the CSRC or other PRC regulatory agencies might impose fines and penalties on the Company and therefore the Company has not accrued any amount related to this contingency.