Form 10-Q
period 2009-03-31
LIHUA INTERNATIONAL INC.
filed 2009-05-14
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 000-52650

LIHUA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1961536 (I.R.S. Employer Identification No.)

Houxiang Five Star Industry District
Danyang City, Jiangsu Province, PR China 212312
(Address of Principal Executive Offices including zip code)

+86 51 86317399
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 15,000,000 shares of the Registrant’s Common Stock issued and outstanding on  May 14, 2009.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION

Item 1.       UNAUDITED CONDENSED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,330,049	$26,041,849
Restricted cash	950,000	1,750,000
Notes receivable, net	-	321,892
Accounts receivable, net	5,464,734	5,042,739
Other receivables and current assets	855,279	-
Prepaid land use right – current portion	172,320	172,353
Inventories	4,343,071	586,938
Total current assets	37,115,453	33,915,771
OTHER ASSETS
Buildings, machinery and equipment, net	14,262,114	7,440,943
Construction in progress	1,042,440	6,017,941
Deposits for buildings, machinery and equipment	1,563,516	1,077,892
Prepaid land use right-long term portion	8,288,057	8,332,732
Intangible assets	3,862	4,214
Deferred income tax assets	-	23,395
Total non-current assets	25,159,989	22,897,117

Total assets	$62,275,442	$56,812,888

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$4,973,742	$6,145,202
Accounts payable	3,500,090	1,643,544
Other payables and accruals	1,113,678	830,744
Income taxes payable	740,653	401,436
Total current liabilities	10,328,163	9,020,926
OTHER LIABILITIES
Common stock purchase warrants	2,430,903	-

Total liabilities	12,759,066	9,020,926

COMMITMENT AND CONTINGENCIES (Note 20)

Series A redeemable convertible preferred stock: $0.0001 par value:
10,000,000 shares authorized (liquidation preference of $2.2 per share), 6,818,182 shares issued and outstanding	13,116,628	13,116,628

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value: 75,000,000 shares authorized, 15,000,000 shares issued and outstanding	1,500	1,500
Additional paid-in capital	7,410,629	7,976,976
Statutory reserves	2,603,444	2,603,444
Retained earnings	23,821,136	21,521,937
Accumulated other comprehensive income	2,563,039	2,571,477
Total shareholders' equity	36,399,748	34,675,334
Total liabilities and shareholders' equity	$62,275,442	$56,812,888

See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three months ended March 31,
	2009	2008

NET REVENUE	$20,550,327	$9,812,937

Cost of sales	(14,851,807)	(6,759,836)

GROSS PROFIT	5,698,520	3,053,101

Selling expenses	(203,252)	(86,809)
General and administrative expenses	(542,130)	(195,096)

Income from operations	4,953,138	2,771,196

Other income (expenses):
Interest income	24,245	2,701
Interest expenses	(113,126)	(76,769)
Change in fair value of warrants	(124,215)	-

Total other income (expenses)	(213,096)	(74,068)

Income before income taxes	4,740,042	2,697,128

Provision for income taxes	(764,065)	(341,477)

NET INCOME	3,975,977	2,355,651

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(8,438)	873,650

TOTAL COMPREHENSIVE INCOME	$3,967,539	$3,229,301

Net income per share
Basic	$0.27	$0.17
Diluted	$0.18	$0.17

Weighted average number of shares outstanding
Basic	15,000,000	14,025,000
Diluted	21,818,182	14,025,000

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total

At December 31, 2008, as previously reported (Audited)	15,000,000	$1,500	$7,976,976	$2,603,444	$21,521,937	$2,571,477	$34,675,334
Cumulative effect of reclassification of common stock purchase warrants	-	-	(629,910)	-	(1,676,778)	-	(2,306,688)

At January 1, 2009, as adjusted (Unaudited)	15,000,000	1,500	7,347,066	2,603,444	19,845,159	2,571,477	32,368,646

Net income	-	-	-	-	3,975,977	-	3,975,977
Foreign currency translation adjustment	-	-	-	-	-	(8,438)	(8,438)

Comprehensive income							3,967,539

Share-based payment to employee	-	-	63,563	-	-	-	63,563

At March 31, 2009 (Unaudited)	15,000,000	$1,500	$7,410,629	$2,603,444	$23,821,136	$2,563,039	$36,399,748

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,975,977	$2,355,651
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	261,443	157,649
Share-based compensation expense	63,563	-
Change in fair value of warrants	124,215	-
(Increase) decrease in assets:
Accounts receivable	(422,966)	156,421
Notes receivables	321,840	694,200
Other receivables and current assets	(855,303)	(397)
Inventories	(3,756,354)	406,361
Deferred income tax assets	23,391	-
Increase (decrease) in liabilities:
Accounts payable	1,856,914	(745,833)
Other payables and accruals	283,087	113,220
Income taxes payable	339,303	(50,879)
Net cash provided by operating activities	2,215,110	3,086,393

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of buildings, machinery and equipment	(2,552,128)	(220,808)
Prepayment for land use right	-	(3,561,761)
Net cash used in investing activities	(2,552,128)	(3,782,569)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	-	1,567,174
Repayment to related parties	-	(31,864)
Release of restricted cash related to Private Placement (Note 20)	800,000	-
Repayments of short-term bank loans	(1,170,326)	(1,788,377)
Net cash used in financing activities	(370,326)	(253,067)

Foreign currency translation adjustment	(4,456)	421,468

DECREASE IN CASH AND CASH EQUIVALENTS	(711,800)	(527,775)

CASH AND CASH EQUIVALENTS, at the beginning of the period	26,041,849	3,213,649

CASH AND CASH EQUIVALENTS, at the end of the period	$25,330,049	$2,685,874

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$113,126	$76,769
Income taxes paid	$401,371	$407,212

NON-CASH TRANSACTION:
Shares-based payment to employee	$63,563	$-

See accompanying notes to these condensed consolidated financial statements.

NOTE 1 − DESCRIPTION OF BUSINESS AND ORGANIZATION

Lihua International, Inc. (“the Company”) was incorporated in the State of Delaware on January 24, 2006 under the name Plastron Acquisition Corp. On September 22, 2008, the Company changed its name from Plastron Acquisition Corp. to Lihua International, Inc. The Company conducts its business through two operating subsidiaries located in the People’s Republic of China, Danyang Lihua Electron Co., Ltd. and Jiangsu Lihua Copper Industry Co., Ltd.

As of March 31, 2009, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital	Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008	$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999	$2,200,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007	$15,000,000	100%	Manufacturing and sales of refined copper.

NOTE 2 − SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These condensed consolidated financial statements include the financial statements of Lihua International, Inc. and its subsidiaries.  All significant inter-company balances or transactions are eliminated on consolidation.

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Foreign currency translation

The Company uses United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:-

	As of March 31, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8359	US$1=RMB6.8346

Three months ended March 31,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8357	US$1=RMB7.1692

Research and development costs

Research and development costs are expensed as incurred. During the three months ended March 31, 2009 and 2008, research and development costs were $23,570 and $12,303, respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were nil and $56 for the three months ended March 31, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the three months ended March 31, 2009 and 2008 were $116,306 and $40,143, respectively.

Recent Accounting Pronouncement Adopted

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock and Series B Warrants to purchase 500,000 shares of Common Stock previously treated as equity pursuant to the scope exception in paragraph 11(a) of SFAS No. 113 were no longer afforded equity treatment. These warrants expire in 5 years from October 31, 2008 and have an exercise price of $3.50, which is subject to a downward adjustment if the Company issues additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price less than the exercise price for a period of two years from October 31, 2008.

As such, effective January 1, 2009, the Company reclassified the fair value of the Series A and Series B Warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue on October 31, 2008. On January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,306,688, and 1,676,778 was reclassified from beginning retained earnings and $629,910 from additional paid-in capital  to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $2,430,903 as of March 31, 2009. As such, the Company recognized a $124,215 loss from the change in fair value of these warrants for the three months ended March 31, 2009.

These 1,500,000 Series A and 250,000 Series B Warrants were initially issued in connection with the Private Placement of 6,818,182 shares of Preferred Shares, which are further disclosed in Note 14. 250,000 Series B Warrants were issued for business and investor relations consulting services. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. These warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized in statement of income until such time as the warrants are exercised or expire. These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
Estimated fair value of common stock:	$3.813	$3.850
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	4.59	4.83
Dividend yield:	-	-
Expected volatility:	34.87%	30.58%
Risk-free interest rate:	1.53%	1.49%

The Company’s common stock is not publicly traded. The Company has determined the fair value of its common stock based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates.

As the Company’s stock is not publicly traded, historical volatility information is not available. In accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”, the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value). The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the Warrants.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash, accounts receivable, accounts payable and short-term bank loans approximate their respective fair values due to the short-term nature of these instruments.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Fair value measurement using inputs considered as			Fair value at
	Level 1	Level 2	Level 3	March 31, 2009
Liabilities:
Derivative instruments − Warrants	$—	$—	$2,430,903	$2,430,903
Total	$—	$—	$2,430,903	$2,430,903

A discussion of the valuation techniques used to measure fair value for the warrants listed above is provided above in this footnote. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply FSP FAS 142-3 prospectively to intangible assets acquired subsequent to the adoption date, January 1, 2009.  The adoption of FSP FAS 142-3 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the Company’s Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of SFAS 160 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations." SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 ("FSP FAS 141R-1"), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, " Accounting for Contingencies" , to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncement to be adopted

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 (“FSP FAS 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt FSP FAS 132(R)-1 in the fourth quarter of 2009. The Company is currently assessing the impact that this FSP may have on the disclosures in the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3 − RESTRICTED CASH

As of March 31, 2009 and December 31, 2008, $950,000 and $1,750,000 in total was held in escrow arising from agreements in conjunction with the Private Placement, which are further disclosed in Notes 14 and 20.

Restricted cash consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Guarantee fund for financing agreement	$-	$800,000
Special fund for listing	750,000	750,000
Special fund for employee pensions	200,000	200,000

	$950,000	$1,750,000

NOTE 4 − NOTES RECEIVABLE, NET

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers. Notes receivable were interest-free with maturity dates of 3 or 6 months from date of issuance.

Notes receivable consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Notes receivable	$-	$321,892
Less: Allowance for doubtful debts	-	-

Notes receivable, net	$-	$321,892

NOTE 5 − ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Accounts receivable	$5,464,734	$5,042,739
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$5,464,734	$5,042,739

NOTE 6 − OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Other receivables	$60,146	$-
Recoverable value added tax	795,133	-
Less: Allowance for valuation and doubtful debts	-	-

	$855,279	$-

NOTE 7 INVENTORIES

Inventories by major categories are summarized as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)

Raw materials	$2,404,818	$160,234
Work in progress	200,749	29,013
CCA wire	227,032	397,691
Refined copper	1,510,472	-

	$4,343,071	$586,938

NOTE 8 − INTANGIBLE ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)

Computer software, cost	$7,022	$7,023
Less: Accumulated amortization	(3,160)	(2,809)

	$3,862	$4,214

Amortization expenses for the three months ended March 31, 2009 and 2008 were $351 and $342.

NOTE 9 − PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the Company’s buildings and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of March 31, 2009, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The amount expensed on prepaid land use rights for the three months ended March 31, 2009 and 2008 were $43,091 and $5,592, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $172,320.

NOTE 10 − BUILDINGS, MACHINERY AND EQUIPMENT, NET

Buildings, machinery and equipment, net consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)
Cost:
Buildings	$7,149,637	$1,367,189
Office equipment	174,324	61,767
Motor vehicles	212,639	137,423
Machinery	8,903,228	7,834,657

Total cost	16,439,828	9,401,036
Less: Accumulated depreciation	(2,177,714)	(1,960,093)

Net book value	$14,262,114	$7,440,943

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $218,001 and $151,715, respectively.

NOTE 11  − CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Construction of equipment	$724,833	$1,295,315
Construction of buildings	317,607	4,722,626

	$1,042,440	$6,017,941

NOTE 12 − SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Bank loan granted by Bank of Jiangsu, with an interest rate of 6.66% p.a., guaranteed by a related company, Danyang Tianyi Telecommunication Co., Ltd. (“Tianyi Telecom”), and maturing on November 18, 2009	$2,194,298	$2,194,715

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom, maturing on April 15, 2009, which has been extended to April 15, 2010 subsequently	760,690	760,835

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom and maturing on May 20, 2009	702,175	702,309

Bank loan granted by China Construction Bank, with interest rates ranging from 5.841% p.a. to 8.217% p.a., guaranteed by Tianyi Telecom, and maturing on April 29, 2009, which has been extended to April 29, 2010 subsequently	585,146	585,257

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom and maturing on August 21, 2009	731,433	731,572

Bank loan granted by China Construction Bank with interest rates ranging from 6.372% p.a. to 8.964% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on March 6, 2009.	-	1,170,514

	$4,973,742	$6,145,202

  NOTE 13 − OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)

Accrued staff costs	$152,787	$380,472
Other taxes payable	521,483	335,152
Other payables	439,408	115,120

	$1,113,678	$830,744

NOTE 14 − SHAREHOLDERS’ EQUITY

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

Liquidation Rights: The Preferred Shares will, in the event of any distributions or payments in the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company rank senior to Common Stock and to any other class or series of stock which may be issued not designated as ranking senior to or pari passu with the Preferred Shares in respect of the right to participate in distributions or payments upon any liquidation, dissolution or winding up of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up, the holders of shares of Preferred Shares will be entitled to receive, out of assets available for distribution to stockholders, an amount equal to the Liquidation Preference Amount before any payment shall be made or any assets distributed to the holders of Common Stock or any stock which ranks junior to the Preferred Shares. In the event of a liquidation, dissolution or winding up of the Company, the rights of holders of Preferred Shares to convert such shares into shares of Common Stock shall terminate prior to the date fixed for the payment to the holders of Preferred Shares of any amounts distributable to them in the event of any such liquidation, dissolution or winding up.

NOTE 14 − SHAREHOLDERS’ EQUITY – CONTINUED

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

Adjustments to Conversion Price, Conversion Rate and Other Similar Adjustments: The number of shares of Common Stock into which the Series A Preferred shall be converted, or the Conversion Price, as the case may be, shall be subject to upward or downward adjustment from time to time, as applicable, in the event of a (i) combination, stock split, recapitalization or reclassification of the Common Stock, (ii) merger, consolidation or similar capital reorganization of the Common Stock, (iii) distribution of stock dividends or (iv) issuance of additional shares of Common Stock or securities convertible into Common Stock at a price less than $2.20.

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

 .
NOTE 14 − SHAREHOLDERS’ EQUITY – CONTINUED

Series A Redeemable Convertible Preferred Stock – continued

Accounting for Preferred Shares

Pursuant to the Securities Escrow Agreement entered into by the Company as discussed below, if the Company fails to achieve certain net income thresholds for fiscal years 2008 and/or 2009, additional shares of the Company’s common stock would be released to the holders of the Preferred Shares. As a result, the holders of the Preferred Shares could acquire a majority of the voting power of the Company’s outstanding common stock.  In such a situation, the Company would not be able to control the approval of “any merger, consolidation or similar capital reorganization of its common stock”, i.e. events which could trigger the right of Preferred Shares holder to request for redemption. EITF D-98, “ Classification and Measurement of Redeemable Securities ”, provides that preferred securities that are redeemable for cash are to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Therefore, the Preferred Shares have been classified out of permanent equity in accordance with EITF D-98. For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 net income threshold and, according to the terms of the Securities Escrow Agreement, all of the escrow shares will continue to be held in escrow and no Preferred Share has been released to the holders of the Preferred Shares. When the 2009 net income threshold is also achieved, the Preferred Shares will be reclassified to permanent equity.

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

NOTE 14 − SHAREHOLDERS’ EQUITY – CONTINUED

Series A Warrants – continued

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

Since issuance and up to March 31, 2009, no Series A Warrants were exercised or expired.

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

NOTE 14 − SHAREHOLDERS’ EQUITY – CONTINUED

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

Since issuance and up to March 31, 2009, no Series B Warrants were exercised or expired.

NOTE 14 − SHAREHOLDERS’ EQUITY – CONTINUED

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

Then, the fair value of the embedded conversion feature of the Preferred Shares of $1,002,115 was calculated using EITF 98-5 intrinsic value model in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, limited to the amount of the proceeds allocated to the convertible instrument. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the Private Placement allocated to the convertible Preferred Shares, and the fair value of the Company’s common stock of $2.26 at the commitment date, which was determined based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The fair value of $1,002,115 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Preferred Shares and an addition to paid-in capital.

The following table sets out the accounting for the Preferred Shares:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature, deemed analogous to a dividend to the Preferred Shares holders	1,002,115
Series A Convertible Preferred Stock at December 31, 2008 and March 31, 2009	$13,116,628

NOTE 15 − SHARE-BASED COMPENSATION

Make Good Escrow Agreement

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “ Securities Escrow Agreement ”), pursuant to which Magnify Wealth initially placed 6,818,182 of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “ Escrow Shares ”) into an escrow account. The Escrow Shares are being held as security for the achievement of $12 million in audited net income and $0.50 earnings per share for the fiscal year 2008 (the “ 2008 Performance Threshold ”) and $18 million in audited net income and $0.76 earnings per share for the fiscal year 2009 (the “ 2009 Performance Threshold ”). The calculation of earnings per share of $0.76 for the fiscal year 2009 shall exclude up to $5,000,000 in shares of Common Stock issued in a bona fide initial public offering, however, any shares issued in excess of $5,000,000 shall be included in the calculation of earnings per share for the fiscal year 2009. If the Company achieves the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth. If either the 2008 Performance Threshold or 2009 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 50% of the 2008 or 2009 Performance threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released. If the Company achieves at least 50% but less than 95% of the 2008 or 2009 performance thresholds, based on the formula set forth in the Securities Escrow Agreement, a certain number of Escrow shares may be released. If the Company achieves at least 95% of either the 2008 or 2009 performance thresholds, the Escrow shares will continue to be held in escrow. If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company. Pursuant to the Securities Escrow Agreement, if any Escrow Shares are delivered to Investors as a result of the Company’s failure to fully achieve the 2008 Performance Thresholds, Magnify Wealth shall deliver that number of additional shares of Common Stock as is necessary to maintain 100% of the number of original Escrow Shares in the escrow account at all times. With respect to the 2008 and 2009 performance thresholds, net income shall be defined in accordance with US GAAP and reported by us in the Company’s audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Zhu upon the exercise of options granted to Mr. Zhu by the shareholder of Magnify Wealth, as of the date thereof.

NOTE 15 − SHARE-BASED COMPENSATION – CONTINUED

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

For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. All of the Escrow Shares will continue to be held in escrow and none has yet been released to either Magnify Wealth or the Investors. As the release of the Escrow Shares requires the attainment of the performance thresholds for both 2008 and 2009, the Company will only commence to recognize compensation expense around the middle of fiscal year 2009 when the Company will be able to evaluate whether it is probable that the Company will achieve the 2009 performance threshold to provide for the ultimate release of the Escrow Shares back to Magnify Wealth.  For the three months ended March 31, 2009, no compensation expense has been recognized on the make good arrangement. If the 2009 performance threshold is also met and all of the Escrow Shares are released back to Magnify Wealth, a compensation expense of $15,409,091 will be recognized in fiscal year 2009.

Share-based payments awarded to employees by a shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, our Chief Financial Officer (CFO), Mr. Yu is entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. As of March 31, 2009, the remaining 337,500 shares have remained in an escrow account and shall be released to Mr. Yu in three equal installments of 112,500 shares issuable on the first, second and third anniversary of the consummation of the Share Exchange.  In connection with these share-based payments to Mr. Yu, the Company recognized a compensation expense of $63,563, based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the three months ended March 31, 2009.

NOTE 16 − INCOME TAXES

The PRC subsidiaries within the Group are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC.  In accordance with the relevant tax laws in the PRC, the Company’s subsidiary, Danyang Lihua, was subject to an enterprise income tax (“EIT”) rate of 24% on its taxable income for periods before January 1, 2008 because it is located in an economic development zone.  Furthermore, Danyang Lihua is a production-based foreign investment enterprise and was granted an EIT holiday for the two years ended December 31, 2006 and 2005 and a 50% reduction on the EIT rate for the three years ended December 31, 2007, 2008 and 2009.

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Danyang Lihua has continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009.

The Company’s provision for income taxes consisted of:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Current – PRC	$740,674	$341,477
Deferred	23,391	-

	$764,065	$341,477

NOTE 17                      EARNINGS PER SHARE

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:
	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Income available to common shareholders:
- Basic	$3,975,977	$2,355,651

- Diluted	$3,975,977	$2,355,651

Weighted average number of shares:
- Basic	15,000,000	14,025,000
- Effect of dilutive convertible preferred stock	6,818,182	-
- Diluted	21,818,182	14,025,000

Net income per share
- Basic	$0.27	$0.17

- Diluted	$0.18	$0.17

NOTE 18                      RELATED PARTY TRANSACTIONS

(1)  Sales
For the three months ended March 31, 2009 and 2008, the Company’s sales included $169,775 and $132,366, respectively that were made to Tianyi Telecom and Jiangsu Dongya Electronic Co., Ltd.  Tianyi Telecom is owned by the brother of Ms. Yaying Wang, our Chief Operational Officer and director and wife of the Company’s CEO.

(2)  Guarantees
At March 31, 2009, Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $4,973,742 (see Note 12 above).

NOTE 19 −CONCENTRATION OF RISKS

Credit risk

As of March 31, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2009 and 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of March 31, 2009 and December 31, 2008 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of March 31, 2009.  As of December 31, 2008, there was one customer who accounted for 14.4% of the accounts receivable of the Company.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008. There was no single customer who constituted more than 10% of the Company’s revenue for the three months ended March 31, 2009 or 2008.

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

NOTE 20 −COMMITMENTS AND CONTINGENCIES

Capital commitment

March 31, 2009
(Unaudited)
Contracted but not provided for:
Purchase of machinery - within one year	$924,677
Acquisition or construction of buildings – within one year	993,539

$1,918,216

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

NOTE 20 −COMMITMENTS AND CONTINGENCIES – CONTINUED

Agreements in Conjunction with the Private Placement – continued

Additionally, the Company entered into a public relations escrow agreement with the Investors (the “Public Relations Escrow Agreement”), pursuant to which the Company agreed to deposit $750,000 in an escrow account (the “Public Relations Escrowed Funds”). $125,000 from the Public Relations Escrowed Funds shall be released when the Company appoints a Vice President of Investor Relations, an additional $250,000 shall be released once the Company has complied with all Nasdaq Corporate Governance standards, and the remaining $375,000 shall be released as invoices become due for the purpose of any investor and public relations activities. As negotiated with Vision Opportunity China L.P. (“Vision”), the lead investor in the Private Placement who wishes to ensure that quality firms handle certain affairs of the Company, if the Company fails to timely comply with the foregoing obligations, or fails to fulfill a request to change the Company’s auditor upon such request by any holder of five percent of our Common Stock in the aggregate on a fully diluted basis, or fails to hire an internal control consultant acceptable to Vision within three months of the Closing Date,  the Company will pay liquidated damages of 0.5% of the aggregate purchase price paid by for the Investor Shares on the expiration date to comply with such covenant and for each 30 day period thereafter, up to 10% of the aggregate purchase price, which the Investors may require that the Company pay from the Public Relations Escrowed Funds. In the event such liquidated payments are made, the Company shall return an amount equal to the amount of liquidated damages paid, back into the Public Relations Escrow Funds.

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

Pursuant to the Private Placement, the Company also has an obligation to have its shares of Common Stock listed on a national securities exchange no later than October 31, 2009 (the “Listing Date”). In the event that the Company does not list on a national securities exchange in the proscribed time period and manner provided for in the Purchase Agreement, then the Ally Profit Shareholder shall transfer 750,000 shares (the “Listing Penalty Shares”) of Common Stock to the Investors, with no additional consideration due from the Investors. However, if the Company is requested by certain Investors to have its shares of Common stock quoted on the Over-the-Counter Bulletin Board (“OTCBB Demand”) prior to the Listing Date, the Company shall do so and then the Company will have an additional 18 months to list on a national securities exchange. If the Company fails to comply with the OTCBB Demand in a timely manner or, to then list on a national securities exchange within the 18-month period, the Listing Penalty Shares shall be transferred to the Investors.

The Company’s contingent obligations to pay liquidated damages under the Closing Escrow Agreement, Public Relations Escrow Agreement and the Securities Purchase Agreement, and to deliver Listing Penalty Shares will be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  Any loss recognized on a probable delivery of Listing Penalty Shares will be measured based on the grant-date fair value of the shares as of October 31, 2008, or the date of the Securities Purchase Agreement between the Company and certain investors.  The Company believes that it has fulfilled its obligations under the agreements in conjunction with the Private Placement up to March 31, 2009, therefore no liquidated damages have been accrued.

NOTE 20 −COMMITMENTS AND CONTINGENCIES – CONTINUED

Agreements in Conjunction with the Private Placement – continued

Registration Rights Agreement: In connection with the Private Placement, the Company entered into a registration rights agreement dated as of October 31, 2008 with the Investors pursuant to which the Company agreed to use its best efforts to file with the SEC and have a registration statement declared effective within 150 calendar days following the date of the Registration Rights Agreement, or 180 calendar days following the date of the Registration Rights Agreement in the case of a full review of the initial registration statement by the SEC. The Company is required to keep the registration statement continuously effective under the Securities Act for an effectiveness period to end on the earlier of the date when all of the securities covered by the registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144.

On April 29, 2009, the Company and the Investors entered into a waiver and consent whereby the investors agreed to waive the requirement under the Registration Rights Agreement to have the registration statement declared effective prior to the 180th calendar day following the date of the Registration Rights Agreement and consented to the extension of the date by which the Company is required to have the registration statement effective from the 180th to the 194th calendar day following the date of the Registration Rights Agreement.

The Company accounts for the Registration Rights Agreement in accordance with FSP EITF 00-19-2, “Accounting fro Registration Payment Arrangements”. The Company’s contingent obligation to make liquidated damages under the Registration Rights Agreement will be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. If it is probable that the Company will be required to make any payments to the investors for non-fulfillment of the conditions provided for in the Registration Rights Agreement, an estimate of the contingent payment will be made and accrued for in the Company’s financial statements. The registration statement was declared effective on May 13, 2009.

NOTE 21 – SEGMENT DATA AND RELATED INFORMATION

The Company operates in one business segment, manufacturing and sale of copper clad aluminum (CCA) superfine wire produced from refined copper materials. The Company also operates only in one geographical segment – China, as all of the Company’s products are sold to customers located in China and the Company’s manufacturing operations are located in China.

The Company’s major product categories are (1) CCA, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (2) refined copper produced from scrap copper and used to manufacture copper rod, raw wire, cable and magnet wire. The manufacturing of refined copper was launched in the first quarter of 2009.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net revenue from unaffiliated customers:
CCA and Copper Wire	$16,313,595	$9,812,937
Refined Copper Rod	4,236,732	-
	$20,550,327	$9,812,937

Gross profit from unaffiliated customers:
CCA and Copper Wire	$5,310,089	$3,053,101
Refined Copper Rod	388,431	-
	$5,698,520	$3,053,101

Item. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of copper replacement cable and wire products which include CCA wire and wire produced from refined scrap copper.

We are currently one of the leading CCA superfine wire producers in China.  We purchase relatively large diameter CCA wire from other manufacturers, and draw that wire down to much smaller (“superfine”) diameter CCA wires.  This superfine CCA wire can be used in the place of solid copper wire in many applications.  We believe we were among one of the first manufacturers which commercialized CCA superfine wire production in China. We have experienced substantial growth in recent years. Our aggregate annual CCA wire production capacity increased from 2,200 tons in 2006 to 6,000 tons as of March 31, 2009. We sold 1,414 tons and 1,165 tons of CCA wire during the three months ended March 31, 2009 and 2008, respectively. We plan to increase our annual CCA production capacity to 7,500 tons by the end of 2009. Our output capacity is determined by the type and width of wire our customers demand. Our current capacity of 6,000 tons is an estimate of our capacity for CCA wire of average diameter.

We introduced a new production process and product line in the quarter ended March 31, 2009.  This new line of business involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as Fire-Refined High-Conductivity (“FRHC”) rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or we further process these rods into much smaller diameter (e.g. .04mm) copper wire (also known as “superfine” copper wire).. We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared to wire manufactured from newly mined copper.  We believe that our pricing advantage can be maintained regardless of fluctuations in the commodity price of copper.    As of March 31, 2009, our copper refinery capacity was approximately 20,000 tons of FRHC copper rods per annum, of which approximately 6,000 tons can be further processed into superfine copper wire. During the three months ended March 31, 2009, we sold 1,225 tons of superfine copper wire and 1,102 tons of FRHC copper rods.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	economic conditions in China;

•	the market price for copper;

•	demand for, and market acceptance of, copper replacement products

•	production capacity;

•	supply and costs of principal raw materials; and

•	product mix and implications on gross margins.

Economic conditions in China

We operate our manufacturing facilities in China and derive the majority of our revenues from sales to customers in China. As such, economic conditions in China will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a CAGR, of 11% in gross domestic product from 1996 through 2007. Domestic demand for and consumption of copper and CCA products has increased substantially as a result of this growth. We believe that economic conditions in China will continue to affect our business and results of operations.

Copper prices

Generally the price of each of our products is set at a certain discount to local retail copper prices, and we believe our products replace or supplement non-recycled copper. For these reasons, our products are affected by the market price, demand for and supply of copper.

We price our superfine copper, FRHC copper rods and CCA wire products based on the market price for materials plus a fixed mark-up, which is essentially our gross profit. Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in China, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

Over the past three years, copper prices have fluctuated tremendously, with a high point of $8,730 per ton in April 2008 and a recent range averaging $3,600 per ton. We believe such volatility has forced industry participants to seek replacement and supplementary products so as to reduce their reliance on copper, and this has provided us with a unique market opportunity.

Demand for, and market awareness of, copper replacement products

During the current copper cycle, in which the price upturn started in 2003 with the peak in April 2008, Chinese companies seized the potential market opportunity in the production of CCA wire as a replacement for traditional copper wire, and have improved the production process and made increased production volumes available from China.  The major industry players in China also have moved to get involved in the secondary refining process under the pressure of the copper price uncertainty and fluctuation. We believe we are one of innovators in both movements, in which China plays an important role in seeking copper replacement cable and wire products.

The copper replacement industry segment is still in an early stage of development with a limited production capacity. We believe demand for our products will continue to grow as demand for copper products grows and as market awareness of copper replacement products increases.  China is deficient in copper reserves, and thus PRC law and government policies are encouraging the development of copper replacement products. We expect demand for our products to continue to increase over time.

Production capacity

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues.

Supply and costs of principal raw materials

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have been able to secure a sufficient supply of raw materials, which primarily consist of CCA raw material wire and scrap copper.

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures, during the past three years the mark-up, or our gross and net profit in absolute dollars, have not been materially affected by the change of copper prices.

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  CCA magnet wire and CCA tin plated wire are final products from which we will derive the highest production markup, or gross profit, and these products account for a majority of our sales.  However, we also generate a significant portion of revenue from the selling of semi -finished products such as CCA raw wire at a lower production cost markup, or gross profit.

The launch of our scrap copper refinery business will further change our product mix and gross margins.  Generally Fire-Refined High-Conductivity (“FRHC”) copper rod contributes a lower gross profit margin compared to finished wire products.  At the initial development stage of this new business, we believe that we have to sell more FRHC copper rod at lower profit margins while we expect a gradual ramping up of our wire production facilities.  Depending on the amount of FRHC copper rod sales, we expect our overall gross margin to decline in the near future.

PRINCIPAL INCOME STATEMENT COMPONENTS

Sales

Our sales are derived from our sales of CCA wire, FRHC copper rod and wire produced from refined scrap copper, net of value-added taxes.

The most significant factors that affect our sales are shipment volume and average selling prices.

Our collection practices generally consist of the collection of cash payment at the time of delivery. We extend credit for 30 days to 60 days to certain of our established customers. Our accounts receivable as of March 31, 2009 totaled $5.5 million.  For the three months ended March 31, 2009 and 2008, our five largest customers represented 13.9% and 22.4% of our total sales, respectively. Our largest customer for the three months ended March 31, 2009 and 2008 accounted for 4.9% and 6.4% of our total sales, respectively.

Cost of sales

Our cost of sales primarily consists of direct material costs, and, to a lesser extent, direct labor costs and manufacturing overhead costs. Direct material costs accounted for approximately 65.3% and 63.1% of our total revenues, and accounted for approximately 94.1% and 93.2% of our total cost of sales, for the three months ended March 31, 2009 and 2008, respectively.

Gross Profit

Our gross profit is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper.  We are also able to price our products based on the market price for materials plus a fixed mark-up, which is essentially our gross profit.  Despite the implications of copper price volatility on our gross and net profit margins, in percentage terms during the past three years, the mark-up, or our gross and net profit in absolute dollar terms, have increased with our growing scale of production.

Operating expenses

Our operating expenses consist of selling, general and administrative expenses, and research and development expenses.

Selling, general and administrative expenses

Our selling, general and administrative expenses include salaries, shipping expenses, and traveling expenses for our sales personnel, administrative staff costs and other benefits, depreciation of office equipment, professional service fees and other miscellaneous expenses related to our administrative corporate activities.

Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products, we have not had to start to aggressively market and distribute our products, and our selling expenses have been relatively small as a percentage of our revenues.

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company..

Other income

Other income includes interest income, interest expense, change in fair value of warrants, and other income.

Our interest expense consisted of interest expense with respect to our short term bank borrowings. Interest costs incurred for the three months ended March 31, 2009 and 2008 were $113,126 and $76,769 respectively, of which none was capitalized as part of the cost incurred in the construction of property, plant and equipment.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock and Series B Warrants to purchase 500,000 shares of Common Stock increased to $2,430,903 as of March 31, 2009. As such, the Company recognized a $124,215 loss from the change in fair value of these warrants for the three months ended March 31, 2009.

Income taxes

Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in Hong Kong.

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”).  Each of the two entities files its own separate tax return.  According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years.  Being converted into a sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and was subject to 50% income tax reduction during the period from 2007 to 2009.  Set out in the following table are the EIT rates for our two PRC operating subsidiaries from 2006 to 2011:

	2006	2007	2008	2009	2010	2011
Lihua Electron	-	12%	12.50%	12.50%	25%	25%
Lihua Copper	-	25%	25%	25%	25%	25%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

Our business for the three months ended March 31, 2009 continued to demonstrate robust growth as we grew revenue by 109.4% compared to the same period in 2008. This growth was primarily driven by strong market demand for our CCA products and our new facility for superfine copper wire produced from refined copper materials, which started operation at the beginning of March.

Selected Financial Data:

	Increase/	For the three months ended
	(Decrease)	March 31, 2009	March 31, 2008
Net sales	109.4%	$20,550,327	$9,812,937
Gross Profit	86.6%	5,698,520	3,053,101
Operating Income	78.7%	4,953,138	2,771,196
Net income	68.8%	3,975,977	2,355,651

Gross Margins		27.7%	31.1%
Net Margins		19.3%	24.0%

Net Sales
Sales revenue for the three months ended March 31, 2009 was $20.6 million an increase of $10.8 million from sales of $9.8 million in the same period of 2008. Our sales increase was primarily attributable to strong market demand for our CCA products and our new facility for superfine copper wire produced from refined copper materials started operation at the beginning of March. As of March 31, 2009, our copper refinery capacity is approximately 20,000 tons per annum and our copper wire production capacity is approximately 6,000 ton per annum. Total tons shipped increased 221.1% year-on-year to 3,741 versus 1,165 tons in the same period of 2008. The increase in tons shipped was not only a result of the increase of the capacity of CCA wire but was also primarily driven by the shipments of refinery copper products. During the three months ended March 31, 2009, the average selling price per ton was $5,493, compared to $8,423 in the same period of 2008, representing an decrease of $2,930 or 34.8%. The average selling price decrease year-over-year resulted primarily from the decrease of our raw material price (i.e. copper price) as we price our products by adding a fixed mark up onto the purchase price of our raw material. The average copper price was RMB29,907 per ton in the first quarter of 2009, compared to the average copper price RMB64,561 per ton in the same period of 2008, representing an decrease of RMB34,654 or 53.7%.

The following table breaks down our sales, gross profit and gross margin by products:

	Three months ended March 31, 2009
	CCA wire	Refined copper	Total
Net revenue from unaffiliated customers:	$16,313,595	4,236,732	20,550,327
Gross profit:	5,310,089	388,431	5,698,520
Gross Margin:	32.5%	9.2%	27.7%

The following table breaks down our products by categories and by tons shipped and as a percentage of total sales volume:
	For the three months ended March 31, 2009
	shipment (tons)	% of total sales volume
Copper Clad Alumium (CCA)
CCA Magnet Wire	1,114	29.8%
CCA Raw Wire	253	6.8%
CCA Tin Plated Wire	47	1.3%
Refinery Copper (Copper)
Copper Magnet Wire	981	26.2%
Copper Raw Wire	217	5.8%
Copper Tin Plated Wire	27	0.7%
Copper Rod	1,102	29.5%
Total	3,741	100%

The following table sets forth our five largest customers for the three months ended March 31, 2009 and 2008, respectively:

TOP FIVE CUSTOMERS (Industry Focus)	% of Net Sales for the three months ended March 31, 2009	% of Net Sales for the three months ended March 31, 2008
Customer 1 (Power Cable)	4.9%	N/A
Customer 2 (Home Appliance)	2.9%	6.4%
Customer 3 (Electronic Motor)	2.1%	4.9%
Customer 4 (Marine wire)	2.0%	3.5%
Customer 5 (Electronic Motor)	2.0%	3.6%
Customer 6 (Electronic Motor)	N/A	4.3%

Top Five Customers as % of Total:	13.9%	22.7%

During the three months ended March 31, 2009, our five largest customers accounted for 13.9% of total sales, down 8.5% compared to 22.4% of the three months ended March 31, 2008.

As of March 31, 2009, the receivable balance due from these five customers represented 9.9% of total accounts receivables, down 18.6% from 28.5% as of March 31, 2008.  We routinely extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 60 day trade credit to our largest customers, which tend to be well-established, large businesses, and we have not seen any accounts receivable go uncollected beyond 60 days or experienced any write-off of accounts receivable in the past.

Cost of Goods Sold

Cost of Goods Sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs.

Cost of Goods Sold was $14.9 million for the three months ended March 31, 2009, compared to $6.8 million for the three months ended March 31, 2008, representing an increase of $8.1 million or 119.7% as a result of the increase of the tons shipped of CCA wires and the commencement of operations at our facility for refined copper in March. Cost of Goods Sold measured by percentage of net sales was 72.3%, compared to 68.9% for the same period of 2008. Our raw material accounted for about 94.1% of the total cost of goods sold and the price of raw material typically changes with the fluctuations of copper and aluminum prices. However, our product pricing system utilizes fixed mark ups to our raw material to avoid the commodity risk of copper and aluminum price fluctuations. As such, we are able to pass along commodity price fluctuations to our customers. During the three months ended March 31, 2009 the average cost of good sold per ton was $3,970, compared to $5,802 in the same period of 2008 representing a decrease of $1,832 per ton, or 31.6%. The decrease was primarily caused by the decrease in the price of copper, our main raw material.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $5.7 million, up 86.6% from gross profit of $3.1 million for the same period in 2008. The gross margin decreased to 27.7% from 31.1% year-over-year, principally due to the production of refined copper products, which have a lower margin compared to our CCA products, but are more profitable in terms of volume sold and a larger market size.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses, which principally include sales staff salary and commissions, statutory welfare benefits, and travel expenses, was $745,382 for the three months ended March 31, 2009, compared to $281,905 for the three months ended March 31, 2008.  As a percentage of net sales, selling expenses increased to 1.0% from 0.9% compared to the same period in 2008 as we increased the number of our sales offices in China.  General and administrative expenses, as a percentage of net sales, increased to 2.6% for the three months ended March 31, 2009, compared with 2.0% for the three months ended March 31, 2008.  Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company. R&D expenses, which are included in general and administrative expenses, for the three months ended March 31, 2009, were $23,570 an increase of $11,267, as compared to the three months ended March 31, 2008.

As we prepare to increase our production capacity and more aggressively address market opportunities, we anticipate an expansion of our sales force and an increase in the number of our sales offices in China to better respond to demand.

Going forward, we anticipate that general and administrative costs will increase in the next three quarters as we are required to satisfy additional requirements related to being a US public company including the professional fees related to Sarbanes-Oxley compliance.

Interest Expense

Interest expense was $113,126 for the three months ended March 31, 2009, compared to $76,769 for the three months ended March 31, 2008. The increase is largely due to accrued interest from additional bank loans utilized during the period.  The loans were used for working capital and capital expenditures for the expansion of production.

Income tax

For the three months ended March 31, 2009 provision for income tax expense was $764,065 as compared to $341,477 for the same period in 2008.

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (EIT). Each of the two entities files its own separate tax return. According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years. Being converted into a sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and was subject to 50% income tax reduction during the period from 2007 to 2009.  Set out in the following table are the EIT rates for our two PRC operating subsidiaries from 2006 to 2011:

	2006	2007	2008	2009	2010	2011
Lihua Electron	-	12%	12.50%	12.50%	25%	25%
Lihua Copper	-	25%	25%	25%	25%	25%

Net Income

Net income for the three months ended March 31, 2009 was $4.0 million, or 19.3% of net revenue, compared to $2.3 million, or 24.0% of net revenue, in the same period last year.

Foreign Currency Translation Gains

During the three months ended March 31, 2009, as a result we recognized a foreign currency translation loss of $8,438.

 LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares from capital market. However, up to March 31, 2009, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased demand and production expansion.

As of March 31, 2009, we had approximately $25.3 million in cash, down $0.7 million from $26.0 million at December 31, 2008.The following table summarizes our cash flows for each of the periods indicated:

	For the three months ended
	March 31, 2009	March 31, 2008
	US$	US$
Net cash provided by operating activities	2,215,110	3,086,393
Net cash used in investing activities	(2,552,128)	(3,782,569)
Net cash used in financing activities	(370,326)	(253,067)
Effect of exchange rate on cash and cash equivalents	(4,456)	421,468
Cash and cash equivalents at beginning of period	26,041,849	3,213,649
Cash and cash equivalents at end of period	25,330,049	2,685,874

Operating activities

For the three months ended March 31, 2009, cash provided by operating activities totaled $2.2 million compared to $3.1 million in the same period of 2008. This was primarily attributable to our net income of $4.1 million, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $0.3 million and a $2.2 million decrease in working capital. Specifically, the working capital decrease was primarily due to i) a $0.4 million accounts receivable increase driven by revenue growth; ii) a $3.8 million inventory increase, principally in copper rods, to support planned expansion and sales growth in copper wire; iii) a $0.8 million increase in input recoverable value added tax; iv) a $1.9 million increase in account payable as a result of an increase in the purchase of raw material to accommodate growing demand.

Investing activities

For the three months ended March 31, 2009, cash outflow for investing activities was approximately $2.6 million, primarily as a result of capital investment in new equipment and machinery, and in office building improvements, all being part of our planned expansion.  The capital investment on new equipment and machinery related to the construction of the new Lihua Copper production facility, which began production in March 2009.

Financing activities

Financing activities provided net cash outflow of $0.4 million during the three months ended March 31, 2009 primarily as a result of paying off $1.2 million in bank loans and receiving $0.8 million from an escrow account as we met all of the post closing conditions for the PIPE financing in 2008.

Capital expenditure

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2008, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance. We intend to fund our future capital expenditures through cash flows from operations and possible equity issuances.

In 2009, as we accelerate to expand, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new production facilities we currently have two horizontal smelters, which can produce 25,000 tons refinery copper per year, we plan to have one new vertical smelter in 2011 while increasing our refinery copper capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 6,000 tons of CCA wire and 6,000 tons of copper wire. Therefore, we plan to have six new production lines in production by the end of 2009 while increasing our copper wire production capacity to 14,000 tons per year. Of that capacity, 10,000 tons per year will be copper magnet wire and 4,000 tons per year will be copper fine wire. We also plan to have another four production lines in production by the end of 2009, increasing our CCA wire production capacity to 7,500 tons per year. Of that capacity, 5,500 tons per year will be CCA magnet wire and 2,000 tons per year will be CCA fine wire. We believe that our existing cash, cash equivalents and cash flows from operations, and our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to record, process, summarize, and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management, our chief executive and chief financial officer have concluded that our disclosure controls and procedures are effective.

Internal control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

As a “smaller reporting company” the Company is not required to provide information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(b)           Exhibits
Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

May 14, 2009	By:	/s/ Jianhua Zhu
Jianhua Zhu Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2009	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu Chief Financial Officer
(Principal Financial Officer)