Form 10-Q
period 2009-06-30
LIHUA INTERNATIONAL INC.
filed 2009-07-29
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

There were 15,000,000 shares of the Registrant’s Common Stock issued and outstanding on July 27, 2009.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS
LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$28,144,454	$26,041,849
Restricted cash	700,000	1,750,000
Notes receivable, net	-	321,892
Accounts receivable, net	7,845,743	5,042,739
Other receivables and current assets	612,071	-
Prepaid land use right – current portion	172,421	172,353
Inventories	7,921,451	586,938
Total current assets	45,396,140	33,915,771
OTHER ASSETS
Buildings, machinery and equipment, net	15,261,689	7,440,943
Construction in progress	1,102,122	6,017,941
Deposits for buildings, machinery and equipment	608,823	1,077,892
Prepaid land use right-long term portion	8,249,815	8,332,732
Intangible assets	3,513	4,214
Deferred income tax assets	-	23,395
Total non-current assets	25,225,962	22,897,117

Total assets	$70,622,102	$56,812,888
CURRENT LIABILITIES
Short term bank loans	$4,391,165	$6,145,202
Accounts payable	5,119,202	1,643,544
Other payables and accruals	572,835	830,744
Income taxes payable	1,566,105	401,436
Total current liabilities	11,649,307	9,020,926
OTHER LIABILITIES
Common stock purchase warrants	2,646,855	-

Total liabilities	14,296,162	9,020,926

COMMITMENT AND CONTINGENCIES (Note 21)

Series A redeemable convertible preferred stock: $0.0001 par value:
10,000,000 shares authorized (liquidation preference of $2.2 per share), 6,818,182 shares issued and outstanding	13,116,628	13,116,628

SHAREHOLDERS' EQUITY
Common stock, $0.0001 par value: 75,000,000 shares authorized,
15,000,000 shares issued and outstanding	1,500	1,500
Additional paid-in capital	7,474,191	7,976,976
Statutory reserves	2,603,444	2,603,444
Retained earnings	30,538,879	21,521,937
Accumulated other comprehensive income	2,591,298	2,571,477
Total shareholders' equity	43,209,312	34,675,334
Total liabilities and shareholders' equity	$70,622,102	$56,812,888

See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue	$48,827,343	$15,037,603	$69,365,668	$24,768,712

Cost of goods sold	(39,095,534)	(10,328,094)	(53,923,184)	(17,032,015)

Gross profit	9,731,809	4,709,509	15,442,484	7,736,697

Selling expenses	(587,356)	(172,122)	(790,445)	(257,631)
General and administrative expenses	(1,093,499)	(403,379)	(1,635,562)	(595,310)

Income from operations	8,050,954	4,134,008	13,016,477	6,883,756

Other income (expenses):
Interest income	47,182	7,608	71,417	10,234
Interest expenses	(105,667)	(106,337)	(218,796)	(182,632)
Change in fair value of warrants	(215,952)	-	(340,167)	-
Other	500,702	(5,706)	500,702	(5,622)

Total other income (expenses)	226,265	(104,435)	13,156	(178,020)

Income before income tax	8,277,219	4,029,573	13,029,633	6,705,736

Provision for income tax	(1,572,190)	(528,082)	(2,335,913)	(866,641)

Net income	6,705,029	3,501,491	10,693,720	5,839,095

Other comprehensive income:
Foreign currency translation adjustment	28,259	618,795	19,821	1,492,445

Total comprehensive income	$6,733,288	$4,120,286	$10,713,541	$7,331,540

Earnings per share
Basic	$0.45	$0.25	$0.71	$0.42
Diluted	$0.31	$0.25	$0.49	$0.42

Weighted average number of shares outstanding
Basic	15,000,000	14,025,000	15,000,000	14,025,000
Diluted	21,818,182	14,025,000	21,818,182	14,025,000

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (AMOUNTS EXPRESSED IN US DOLLARS)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total

At December 31, 2008, as previously reported (Audited)	15,000,000	$1,500	$7,976,976	$2,603,444	$21,521,937	$2,571,477	$34,675,334
Cumulative effect of reclassification of common stock purchase warrants	-	-	(629,910)	-	(1,676,778)	-	(2,306,688)

At January 1, 2009, as adjusted (Unaudited)	15,000,000	1,500	7,347,066	2,603,444	19,845,159	2,571,477	32,368,646

Net income	-	-	-	-	10,693,720	-	10,693,720
Foreign currency translation adjustment	-	-	-	-	-	19,821	19,821

Comprehensive income							10,713,541

Share-based payment to employee	-	-	127,125	-	-	-	127,125

At June 30, 2009 (Unaudited)	15,000,000	$1,500	$7,474,191	$2,603,444	$30,538,879	$2,591,298	$43,209,312

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,693,720	$5,839,095
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	604,419	346,620
Share-based compensation expense	127,125	-
Change in fair value of warrants	340,167	-
(Increase) decrease in assets:
Accounts receivable	(2,800,642)	2,196,606
Notes receivables	321,976	47,579
Other receivables and current assets	(612,001)	10,079
Inventories	(7,333,315)	(340,848)
Deferred income tax assets	23,401	-
Increase (decrease) in liabilities:
Accounts payable	3,474,552	514,095
Other payables and accruals	(258,182)	191,390
Income taxes payable	1,164,357	107,298
Net cash provided by operating activities	5,745,577	8,911,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of buildings, machinery and equipment	(2,947,312)	(1,819,099)
Prepayment for land use right	-	(3,536,768)
Proceeds from related parties	-	3,989,475
Net cash used in investing activities	(2,947,312)	(1,366,392)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	1,463,722	6,366,183
Repayment to related parties	-	(2,378,452)
Release of restricted cash related to Private Placement (Note 21)	1,050,000	-
Repayments of short-term bank loans	(3,220,188)	(3,536,768)
Net cash provided by (used in) financing activities	(706,466)	450,963

Foreign currency translation adjustment	10,806	527,653

INCREASE IN CASH AND CASH EQUIVALENTS	2,102,605	8,524,138

CASH AND CASH EQUIVALENTS, at the beginning of the period	26,041,849	3,213,649

CASH AND CASH EQUIVALENTS, at the end of the period	$28,144,454	$11,737,787

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$218,796	$182,632
Income taxes paid	$1,148,155	$866,641

MAJOR NON-CASH TRANSACTION:
Shares-based payment to employee	$127,125	$-

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

As of June 30, 2009, details of the subsidiaries of the Company are as follows:

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

Foreign currency translation

The Company uses United States dollars (“US Dollars” or “US$” or “$”) for financial reporting purposes. However, the Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:

	As of June 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1= RMB6.8319	US$1= RMB6.8346

	Three months ended June 30,
	2009	2008
Items in the statements of income and cash flows	US$1= RMB6.8299	US$1= RMB 6.9645

	Six months ended June 30,
	2009	2008
Items in the statements of income and cash flows	US$1= RMB6.8328	US$1= RMB 7.0686

Research and development costs

Research and development costs are expensed as incurred. During the six months ended June 30, 2009 and 2008, research and development costs were $59,208 and $19,838, respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $13,022 and $7,130 for the six months ended June 30, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the six months ended June 30, 2009 and 2008 were $610,212 and $155,701, respectively.

Recent Accounting Pronouncement Adopted

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock and Series B Warrants to purchase 500,000 shares of Common Stock which were previously treated as equity pursuant to the scope exception in paragraph 11(a) of SFAS No. 113, were no longer afforded equity treatment. These warrants expire in 5 years from October 31, 2008 and have an exercise price of $3.50, which is subject to a downward adjustment if the Company issues additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price less than the exercise price for a period of two years from October 31, 2008.

As such, effective January 1, 2009, the Company reclassified the fair value of the Series A and Series B Warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue on October 31, 2008. On January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,306,688, and $1,676,778 was reclassified from beginning retained earnings and $629,910 from additional paid-in capital to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $2,646,855 as of June 30, 2009. As such, the Company recognized a $340,167 loss from the change in fair value of these warrants for the six months ended June 30, 2009.

These 1,500,000 Series A and 250,000 Series B Warrants were initially issued in connection with the October 2008 private placement of 6,818,182 shares of Series A preferred stock, which are further disclosed in Note 14. 250,000 Series B Warrants were issued for business and investor relations consulting services. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. These warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized in statement of income until such time as the warrants are exercised or expire. These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2009	January 1, 2009
Estimated fair value of common stock:	$3.878	$3.850
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	4.34	4.83
Dividend yield:	-	-
Expected volatility:	37.15%	30.58%
Risk-free interest rate:	2.22%	1.49%

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Fair value measurement using inputs considered as			Fair value at
	Level 1	Level 2	Level 3	June 30, 2009
Liabilities:
Derivative instruments − Warrants	$—	$—	$2,646,855	$2,646,855
Total	$—	$—	$2,646,855	$2,646,855

A discussion of the valuation techniques used to measure fair value for the warrants listed above is provided above in this footnote. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

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

Effective January 1, 2009, the Company adopted, Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities,” which amends and expands Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  SFAS 161 also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the Company’s Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of SFAS 160 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply SFAS 141R to any business combinations subsequent to adoption.

In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 141R-1 (“FSP FAS 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends SFAS 141R to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after such date. FSP FAS 141R-1 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted this FSP during the first quarter of 2009. The adoption of FSP FAS 141R-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the second quarter of 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3 − RESTRICTED CASH

As of June 30, 2009 and December 31, 2008, $700,000 and $1,750,000 in total was held in escrow arising from agreements in conjunction with the Private Placement, which are further disclosed in Notes 14 and 21.

Restricted cash consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Guarantee fund for financing agreement	$-	$800,000
Special fund for listing	500,000	750,000
Special fund for employee pensions	200,000	200,000

	$700,000	$1,750,000

NOTE 4 − NOTES RECEIVABLE, NET

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers. Notes receivable were interest-free with maturity dates of 3 or 6 months from date of issuance.

Notes receivable consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Notes receivable	$-	$321,892
Less: Allowance for doubtful debts	-	-

Notes receivable, net	$-	$321,892

NOTE 5 − ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accounts receivable	$7,845,743	$5,042,739
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$7,845,743	$5,042,739

NOTE 6 − OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Other receivables	$95,050	$-
Recoverable value added tax	517,021	-
Less: Allowance for valuation and doubtful debts	-	-

	$612,071	$-

NOTE 7 − INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Raw materials	$3,952,625	$160,234
Work in progress	649,936	29,013
CCA wire	1,176,726	397,691
Refined copper	2,142,164	-

	$7,921,451	$586,938

NOTE 8 − INTANGIBLE ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Computer software, cost	$7,026	$7,023
Less: Accumulated amortization	(3,513)	(2,809)

	$3,513	$4,214

Amortization expenses for the six months ended June 30, 2009 and 2008 were $702 and $679.

NOTE 9 − PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the Company’s buildings and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of June 30, 2009, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The amount expensed on prepaid land use rights for the six months ended June 30, 2009 and 2008 were $86,199 and $34,684, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $172,421.

NOTE 10 − BUILDINGS, MACHINERY AND EQUIPMENT, NET

Buildings, machinery and equipment, net consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Cost:
Buildings	$7,966,216	$1,367,189
Office equipment	272,707	61,767
Motor vehicles	256,922	137,423
Machinery	9,244,297	7,834,657

Total cost	17,740,142	9,401,036
Less: Accumulated depreciation	(2,478,453)	(1,960,093)

Net book value	$15,261,689	$7,440,943

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $517,518 and $311,257, respectively.

NOTE 11 − CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Construction of equipment	$354,386	$1,295,315
Construction of buildings	747,736	4,722,626

	$1,102,122	$6,017,941

NOTE 12 − SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Bank loan granted by Bank of Jiangsu, with an interest rate of 6.66% p.a., guaranteed by a related company, Danyang Tianyi Telecommunication Co., Ltd. (“Tianyi Telecom”), and maturing on November 18, 2009	$2,195,583	$2,194,715

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom and maturing on August 21, 2009	731,861	731,572

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Tianyi Telecom. The bank loan will mature on April 15, 2010, with interest due on the 20th day of each month and principal	761,135	-

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Tianyi Telecom. The bank loan will mature on May 21, 2010, with interest due on the 20th day of each month and principal	702,586	-

Bank loan granted by China Construction Bank with interest rates ranging from 6.372% p.a. to 8.964% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on March 6, 2009.	-	1,170,514

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on April 15, 2009	-	760,835

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom and matured and fully repaid on May 20, 2009	-	702,309

Bank loan granted by China Construction Bank, with interest rates ranging from 5.841% p.a. to 8.217% p.a., guaranteed by Tianyi Telecom, and matured and fully repaid on April 29, 2009	-	585,257

	$4,391,165	$6,145,202

NOTE 13 − OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued staff costs	$111,512	$380,472
Other taxes payable	66,608	335,152
Other payables	394,715	115,120

	$572,835	$830,744

NOTE 14 − SHAREHOLDERS’ EQUITY

The Company’s Articles of Incorporation grant the Board of Directors the authority, without any further vote or action by stockholders, to issue preferred stock in one or more series, fix the number of shares constituting the series and establish the preferences, limitations and relative rights, including dividend rights, dividend rate, voting rights, terms of redemption, redemption price or prices, redemption rights and liquidation preferences of the shares of the series.

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

NOTE 14 − SHAREHOLDERS’ EQUITY – CONTINUED

Series A Warrants – continued

The exercise price and number of shares of our Common Stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation and the issuance of rights to purchase additional shares of our Common Stock or to receive other securities convertible into additional shares of Common Stock.

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

The Company has the right to redeem up to 9.9% of the Series A Warrants at a price equal to $0.01 per share of Common Stock underlying such warrants if (i) our Common Stock is traded on a national securities exchange, (ii) the daily volume weighted average price of our Common Stock is above $8.87 for 30 consecutive trading days ending on the date of the notice of redemption, and (iii) the average daily trading volume for the trading period is greater than 300,000 shares per day; provided, that all shares underlying such Series A Warrants are registered pursuant to an effective registration statement and the Company simultaneously calls all of the Series A Warrants on the same terms. The Company will have the right, but not the obligation, to redeem the Series A Warrants at any time, and from time to time, provided that at such time, the foregoing conditions have been met, but in no event can the Company redeem the Series A Warrants more than once in any thirty (30) trading day period.

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

The following table sets out the accounting for the Preferred Shares:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature, deemed analogous to a dividend to the Preferred Shares holders	1,002,115
Series A Convertible Preferred Stock at December 31, 2008 and June 30, 2009	$13,116,628

NOTE 15 − SHARE-BASED COMPENSATION

Make Good Escrow Agreement

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Magnify Wealth Enterprise Limited (“Magnify Wealth”) initially placed 6,818,182 shares of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “Escrow Shares”) into an escrow account. The Escrow Shares are being held as security for the achievement of $12 million in audited net income and $0.50 earnings per share for the fiscal year 2008 (the “2008 Performance Threshold”) and $18 million in audited net income and $0.76 earnings per share for the fiscal year 2009 (the “2009 Performance Threshold”). The calculation of earnings per share of $0.76 for the fiscal year 2009 shall exclude up to $5,000,000 in shares of Common Stock issued in a bona fide initial public offering, however, any shares issued in excess of $5,000,000 shall be included in the calculation of earnings per share for the fiscal year 2009. If the Company achieves the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth. If either the 2008 Performance Threshold or 2009 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 50% of the 2008 or 2009 Performance threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released. If the Company achieves at least 50% but less than 95% of the 2008 or 2009 performance thresholds, based on the formula set forth in the Securities Escrow Agreement, a certain number of Escrow shares may be released. If the Company achieves at least 95% of either the 2008 or 2009 performance thresholds, the Escrow shares will continue to be held in escrow. If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company. Pursuant to the Securities Escrow Agreement, if any Escrow Shares are delivered to Investors as a result of the Company’s failure to fully achieve the 2008 Performance Thresholds, Magnify Wealth shall deliver that number of additional shares of Common Stock as is necessary to maintain 100% of the number of original Escrow Shares in the escrow account at all times. With respect to the 2008 and 2009 performance thresholds, net income shall be defined in accordance with US GAAP and reported by us in the Company’s audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to the Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Jianhua Zhu, our Chairman and Chief Executive Offier, upon the exercise of options granted to Mr. Zhu by shareholders of Magnify Wealth, as of the date thereof.

NOTE 15 − SHARE-BASED COMPENSATION – CONTINUED

Make Good Escrow Agreement – continued

According to the Accounting Interpretation and Guidance of the staff of the SEC, the placement of shares in escrow is viewed as a recapitalization similar to a reverse stock split. The agreement to release the shares upon achievement of certain criteria is presumed to be a separate compensatory arrangement with the Company. Accordingly, when the Escrow Shares are released back to Magnify Wealth, an expense equal to the amount of the grant date fair value of $2.26 per share of the Company’s common stock as of October 31, 2008, or the date of the Securities Escrow Agreement will be recognized in the Company’s financial statements in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation”. Otherwise, if the net income threshold is not met and the Escrow Shares are released to the investors instead, it will be accounted for as a capital transaction with the investors resulting in no income or expense being recognized in the Company’s financial statements.

For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. All of the Escrow Shares will continue to be held in escrow and none has yet been released to either Magnify Wealth or the Investors. As the release of the Escrow Shares requires the attainment of the performance thresholds for both 2008 and 2009, the Company will only commence to recognize compensation expense when the Company will be able to evaluate whether it is probable that the Company will achieve the 2009 performance threshold to provide for the ultimate release of the Escrow Shares back to Magnify Wealth.  For the six months ended June 30, 2009, no compensation expense has been recognized on the make good arrangement. If the 2009 performance threshold is also met and all of the Escrow Shares are released back to Magnify Wealth, a compensation expense of $15,409,091 will be recognized in fiscal year 2009.

Share-based payments awarded to employees by a shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, our Chief Financial Officer, Mr. Yu is entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in an October 31, 2008 share exchange between Magnify Wealth and our principal stockholders that time (the “Share Exchange”). 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. As of June 30, 2009, the remaining 337,500 shares have remained in an escrow account and shall be released to Mr. Yu in three equal installments of 112,500 shares issuable on the first, second and third anniversary of the consummation of the Share Exchange.  In connection with these share-based payments to Mr. Yu, the Company recognized a compensation expense of $127,125, based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the six months ended June 30, 2009.

NOTE 16 − OTHER INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Gain on sales of scraps	$500,702	$-	$500,702	$-
Others	-	(5,706)	-	(5,622)

	$500,702	$(5,706)	$500,702	$(5,622)

NOTE 17 − INCOME TAXES

The Company’s PRC subsidiaries are subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate, i.e. the PRC.  In accordance with the relevant tax laws in the PRC, the Company’s subsidiary, Danyang Lihua, was subject to an enterprise income tax (“EIT”) rate of 24% on its taxable income for periods before January 1, 2008 because it is located in an economic development zone.  Furthermore, Danyang Lihua is a production-based foreign investment enterprise and was granted an EIT holiday for the two years ended December 31, 2006 and 2005 and a 50% reduction on the EIT rate for the three years ended December 31, 2007, 2008 and 2009.

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

The Company’s provision for income taxes consisted of:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$1,572,190	$528,082	$2,312,512	$866,641
Deferred	-	-	23,401	-

	$1,572,190	$528,082	$2,335,913	$866,641

NOTE 18 − EARNINGS PER SHARE

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income available to common shareholders:
- Basic	$6,705,029	$3,501,491	$10,693,720	$5,839,095

- Diluted	$6,705,029	$3,501,491	$10,693,720	$5,839,095

Weighted average number of shares:
- Basic	15,000,000	14,025,000	15,000,000	14,025,000
- Effect of dilutive convertible preferred stock	6,818,182	-	6,818,182	-
- Diluted	21,818,182	14,025,000	21,818,182	14,025,000

Net income per share
- Basic	$0.45	$0.25	$0.71	$0.42

- Diluted	$0.31	$0.25	$0.49	$0.42

NOTE 19 −RELATED PARTY TRANSACTIONS

(1)  Sales
For the six months ended June 30, 2009 and 2008, the Company’s sales included $169,847 and $182,020, respectively that were made to Tianyi Telecom and Jiangsu Dongya Electronic Co., Ltd.  Tianyi Telecom is owned by the brother of Ms. Yaying Wang, our Chief Operational Officer and director and wife of the Company’s CEO.

(2)  Guarantees
At June 30, 2009, Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $4,391,165 (see Note 12 above).

NOTE 20 −CONCENTRATION OF RISKS

Credit risk

As of June 30, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2009 and 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2009 and December 31, 2008 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of June 30, 2009.  As of December 31, 2008, there was one customer who accounted for 14.4% of the accounts receivable of the Company.  Except for the aforementioned customer, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008. There was no single customer who constituted more than 10% of the Company’s revenue for the six months ended June 30, 2009 or 2008.

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

NOTE 21 −COMMITMENTS AND CONTINGENCIES

Capital commitment

June 30, 2009
(Unaudited)
Contracted but not provided for:
Purchase of machinery - within one year	$188,588
Acquisition or construction of buildings – within one year	519,875

$708,463

Agreements in Conjunction with the Private Placement

Escrow Agreements:   In conjunction with the Private Placement discussed in Note 14, the Company entered into an escrow agreement with the Investors (the “Closing Escrow Agreement”), pursuant to which the Investors deposited the funds in the aggregate amount of $15,000,000 for the purchase and sale of the Investor Shares (the “Escrowed Funds”) into an escrow account which was disbursed at the closing of the Private Placement. Pursuant to the Closing Escrow Agreement, $1,000,000 of the Escrowed Funds were not released from the escrow account (the “Held Back Escrow Funds”) until the escrow agent received written notice that the Company had caused Lihua Copper to fulfill one hundred percent of its registered capital obligation of $15,000,000 no later than 90 days from the closing date, as well as comply with other covenants. Before December 31, 2008, the registered capital of $15,000,000 of Lihua Copper was fully paid, as certified and approved by the relevant PRC business authority.

NOTE 21 −COMMITMENTS AND CONTINGENCIES – CONTINUED

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

The Company’s contingent obligations to pay liquidated damages under the Closing Escrow Agreement, Public Relations Escrow Agreement and the Securities Purchase Agreement, and to deliver Listing Penalty Shares will be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”.  Any loss recognized on a probable delivery of Listing Penalty Shares will be measured based on the grant-date fair value of the shares as of October 31, 2008, or the date of the Securities Purchase Agreement between the Company and certain investors.  The Company believes that it has fulfilled its obligations under the agreements in conjunction with the Private Placement up to June 30, 2009, therefore no liquidated damages have been accrued.

NOTE 21 −COMMITMENTS AND CONTINGENCIES – CONTINUED

Agreements in Conjunction with the Private Placement – continued

Registration Rights Agreement: In connection with the Private Placement, the Company entered into a registration rights agreement dated as of October 31, 2008 with the Investors in which the Company agreed to file on the 45th day following the Closing Date a registration statement with the SEC to register for resale (i) the Investor Shares, (ii) shares of our Common Stock underlying the Series A Warrants and Series B Warrants (the “Registrable Securities), (iii) shares of Common Stock issuable in connection with anti-dilution provisions in the Certificate of Designation and the Series A Warrants and Series B Warrants, (iv) Common Stock owned by the shareholders of Lihua prior to the Share Exchange, (v) shares of Common Stock issuable upon any stock split, dividend or other distribution recapitalization or similar event and (vi) the Listing Penalty Shares and Escrow Shares upon demand. The Company has agreed to use our best efforts to have the registration statement declared effective within 150 calendar days following the date of the Registration Rights Agreement, or 180 calendar days following the date of the Registration Rights Agreement in the case of a full review of the initial registration statement by the SEC. The Company is required to keep the registration statement continuously effective under the Securities Act for an effectiveness period to end on the earlier of the date when all of the securities covered by the registration statement have been sold or the date on which such securities may be sold without any restriction pursuant to Rule 144. The Company will pay liquidated damages of 1% of the dollar amount of the Preferred Shares sold in the Private Placement per month, payable in cash, up to a maximum of 10%, if the registration statement is not filed or declared effective within the foregoing time periods or ceases to be effective prior to the expiration of the effectiveness period. However, no liquidated damages are to be paid with respect to any Registrable Securities that the Company is not permitted to include in the registration statement due to the SEC’s application of Rule 415. Upon the demand of an Investor or Investors owning in the aggregate at least 50% of the Listing Penalty Shares or Escrow Shares, the Company shall file another registration statement covering those shares and any other Registrable Securities that remain unregistered at the time of such demand.

On April 29, 2009, the Company and the Investors entered into a waiver and consent whereby the investors agreed to waive the requirement under the Registration Rights Agreement to have the registration statement declared effective prior to the 180th calendar day following the date of the Registration Rights Agreement and consented to the extension of the date by which the Company is required to have the registration statement effective from the 180th to the 194th calendar day following the date of the Registration Rights Agreement.  The Registration Statement was declared effective on May 13, 2009.

The Company accounts for the Registration Rights Agreement in accordance with FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”. The Company’s contingent obligation to make liquidated damages under the Registration Rights Agreement will be recognized and measured separately in accordance with SFAS 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. If it is probable that the Company will be required to make any payments to the investors for non-fulfillment of the conditions provided for in the Registration Rights Agreement, an estimate of the contingent payment will be made and accrued for in the Company’s financial statements. At March 31, 2009, no provision for liquidated damages was made.

NOTE 22 – SEGMENT DATA AND RELATED INFORMATION

The Company operates in one business segment, manufacturing and sale of copper clad aluminum (“CCA”) superfine wire produced from refined copper materials. The Company also operates only in one geographical segment – China, as all of the Company’s products are sold to customers located in China and the Company’s manufacturing operations are located in China.

The Company’s major product categories are (1) CCA, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (2) refined copper produced from scrap copper and used to manufacture copper rod, raw wire, cable and magnet wire. The manufacturing of refined copper was launched in the first quarter of 2009.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue from unaffiliated customers:
CCA wire	$26,181,152	$15,037,603	$42,490,559	$24,768,712
Refined copper	22,646,191	-	26,875,109	-
	$48,827,343	$15,037,603	$69,365,668	$24,768,712

Gross profit:
CCA wire	$7,867,294	$4,709,509	$13,033,513	$7,736,697
Refined copper	1,864,515	-	2,408,971	-
	$9,731,809	$4,709,509	$15,442,484	$7,736,697

Item. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

We are principally engaged in the production of copper replacement cable and wire products which include copper clad aluminum (“CCA”) wire and wire produced from refined scrap copper.

We are currently one of the leading CCA superfine wire producers in China. Furthermore, we believe we were among one of the first manufacturers which commercialized CCA superfine wire production in China. We have experienced substantial growth in recent years. Our aggregate annual CCA wire production capacity increased from 2,200 tons per annum in fiscal 2006 to a production capacity of 6,000 tons per annum as of June 30, 2009. We sold 2,009, 4,065, 5,966 and 2,959 tons of CCA wire during the 2006, 2007, 2008 and six months ended June 30, 2009, respectively. We plan to increase our annual CCA production capacity to 7,500 tons by the end of 2009. Our output capacity is determined by the type and width of wire our customers demand. Our current capacity of 6,000 tons is an estimate of our capacity for CCA wire of average diameter.

We introduced a new production process and product line in the first quarter of 2009.  This new line of business involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as Fire-Refined High-Conductivity (“FRHC”) rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or we further process these rods into much smaller diameter (e.g., 0.04 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared to wire manufactured from newly mined copper, particularly when copper prices surge or remain high.   We believe that our pricing advantage can be maintained regardless of fluctuations in the commodity price of copper.  As of June 30, 2009, our copper refinery capacity was approximately 25,000 tons of FRHC copper rods per annum, of which approximately 6,000 tons can be further processed into superfine copper wire. During the six months ended June 30, 2009, we sold 3,602 tons of superfine copper wire and 5,559 tons of FRHC copper rods.

Our sales and net income have increased substantially during the last three years and in 2009. We generated sales of $15.7 million, $32.7 million and $50.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. We achieved net income of $4.5 million $7.7 million and $11.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.  During the six months ended June 30, 2009, we achieved revenue of $69.4 million and net profit of $10.7 million, up 180.1% and 83.1% from the same period last year.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	economic conditions in China;

•	the market price for copper;

•	demand for, and market acceptance of, copper replacement products;

•	production capacity;

•	supply and costs of principal raw materials; and

•	product mix and implications on gross margins.

Economic conditions in China

We operate our manufacturing facilities in China and derive the majority of our revenues from sales to customers in China. As such, economic conditions in China will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a cumulative annual growth rate (“CAGR”), of 11% in gross domestic product from 1996 through 2007. Domestic demand for and consumption of copper and CCA products has increased substantially as a result of this growth. We believe that economic conditions in China will continue to affect our business and results of operations.

Copper prices

Generally the price of our products is set at a certain discount to local retail copper prices, and we believe our products replace or supplement copper. For these reasons, our products are affected by the market price, demand and supply of copper.

We price our copper and CCA wire products based on the market price for materials plus a fixed mark-up, which is essentially our gross profit. Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. The Shanghai Changjiang Commodity Market, one of the major metal trading markets in China, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

Demand for, and market awareness of, copper replacement products

During the current copper cycle, when copper prices increased beginning in 2003 and peaked in April 2008, Chinese companies realized the potential market opportunity for the production of CCA wire as a replacement to traditional copper wire.  This change has lead to improved production processes and facilitated increased production volumes from China.  The major industry players in China also have moved to get involved in the secondary refining process under the pressure of the copper price uncertainty and fluctuations. We believe we are one of the innovators in both movements in which China plays an important role in seeking copper replacement cable and wire products.

The copper replacement industry segment is still in an early stage of development with a limited production capacity. We believe demand for our products will continue to grow as demand for copper products grows and as market awareness of copper replacement products increases.  China is deficient in copper reserves and is a net importer of copper, and thus PRC law and government policies have encouraged the development of copper replacement products. We expect demand for our products to continue to increase over time.

Production capacity

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues.

Supply and costs of principal raw materials

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have been able to secure a sufficient supply of raw materials, which primarily consist of CCA raw material wire and scrap copper.  We have recently vertically integrated into scrap copper refining, in part to insure that we have an adequate supply of controlled cost, high purity, low oxygen content copper rod, which is an important raw material in many of our finished products.

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

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  CCA magnet wire and CCA tin plated wire are final products from which we will derive the highest production markup, or gross profit, and these products account for a majority of our sales.  However, we also generate a significant portion of revenue from selling semi-finished products such as CCA raw wire at a lower production cost markup, or gross profit.

The launch of our scrap copper refinery business will further change our product mix and gross margins.  Generally FRHC copper rod contributes a lower gross profit margin compared to finished wire products.  During the initial development stage of this new business, we have been selling more of our FRHC copper rod into the market, at relatively lower profit margins.  However, we are planning to increase the capacity of our wire production facilities to enable us to consume internally more of the FRHC copper rod that we produce, thereby allowing us to sell more copper wire at higher profit margins than copper rod over time.  Nevertheless, depending on the amount of FRHC copper rod sales, we expect that our overall gross margins will be lower than those we achieved in 2008 and prior years when we sold only higher value-added copper and CCA wire products.

PRINCIPAL INCOME STATEMENT COMPONENTS

Sales

Our sales are derived from our sales of CCA wire, FRHC copper rod and wire produced from refined scrap copper, net of value-added taxes.

The most significant factors that affect our sales are shipment volumes and average selling prices.

Our collection practices generally consist of cash payment on delivery. We extend credit for 30 days to 60 days to certain of our established customers.

Cost of sales

Our cost of sales primarily consists of direct material costs, and, to a lesser extent, direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper.  We are also able to price our products based on the market price for materials plus a fixed mark-up, which is essentially our gross profit.  Despite the implications of copper price volatility on our gross and net profit margins, in percentage terms in 2006, 2007 and 2008, the mark-up, or our gross and net profit in absolute dollar terms, have increased with our growing scale of production.

In March 2009, we commenced the production of FRHC copper rod and copper magnet wire, which both have contributed lower gross profit margins during the six months ended June 30, 2009.

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

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income

Other income includes interest income, interest expense, merger costs, foreign currency translation adjustments, and other income.

Our interest expense consisted of expenses related to our short term bank borrowings.  We expense all interests incurred. No interests paid the costs incurred in the construction of property, plant and equipment during 2006, 2007 and 2008 and the six months ended June 30, 2009

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock, and Series B Warrants to purchase 500,000 shares of Common Stock, increased to $2,646,855 as of June 30, 2009. As such, the Company recognized a $340,167 loss from the change in fair value of these warrants for the six months ended June 30, 2009.

Other

The other income was generated as a gain on sales of scraps during the six months ended June 30, 2009.

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

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”).  Each of the two entities files its own separate tax return.  According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years.  Being converted into a sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and was subject to a 50% income tax reduction during the period from 2007 to 2009.  Set out in the following table are the EIT rates for our two PRC Operating Companies from 2006 to 2011:

	2006	2007	2008	2009	2010	2011
Lihua Electron	–	12%	12.50%	12.50%	25%	25%
Lihua Copper	–	25%	25%	25%	25%	25%

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Sales

Our business for the three months ended June 30, 2009 continued to demonstrate robust growth.  Net sales increased by 224.7% from $15.0 million to $48.8 million compared to the same period in 2008. This growth was primarily driven by strong market demand for our CCA copper wire and FRH copper rod products and was offset by the decline of the average selling price.  Our average selling price declined due to the addition of lower-price copper rod in the product mix.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,				Growth in three months ended June 30, 2009 compared to three months ended June 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$48,827	100.0%	$15,038	100.0%	224.7%
Total cost of sales	(39,096)	(80.1%)	(10,328)	(68.7%)	278.5%
Gross Profit	$9,731	19.9%	$4,710	31.3%	106.6%

 Total cost of sales for the three months ended June 30, 2009 was $39.1 Million, reflecting an increase of 278.5% from the same period last year. As a percentage of total sales, our cost of sales increased to 80.1% of total sales for the three months ended June 30, 2009, compared to 68.7% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 19.9% in the three months ended June 30, 2009 from 31.3% for the same period last year, principally due to the production of refined copper products, which have a lower margin compared to our CCA products.

Gross profit for the three months ended June 30, 2009 was $9.7 million, up 106.6% from gross profit of $4.7 million for the same period in 2008.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,				Growth in three months ended June 30, 2009 compared to three months ended June 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$9,731	19.9%	$4,710	31.3%	106.6%
Operating Expenses:
Selling expenses	(587)	(1.2)%	(172)	(1.1)%	241.2%
General & administrative expenses	(1,093)	(2.2)%	(403)	(2.7)%	171.1%
Total operating expense	(1,680)	(3.4)%	(575)	(3.8)%	192.1%
Income from operations	$8,051	16.5%	$4,135	27.5%	94.7%

Total selling, general and administrative expenses were approximately $1,680,000 for the three months ended June 30, 2009, compared to approximately $575,000 for the same period last year, an increase of 192.1%.

Selling expenses were approximately $587,000 in the three months ended June 30, 2009, an increase of 241.2% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were approximately $1,093,000 in the three months ended June 30, 2009, an increase of 171.1% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $105,667 for the three months ended June 30, 2009, compared to $106,337 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the three months ended June 30, 2009, income tax expense was $1,572,190, reflecting an effective tax rate of 19.0%.  The effective tax rate for the same period in 2008 was 13.1%.

In 2008 and 2009, Lihua Electron was subject to an EIT rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.

Net Income

Net income for the three months ended June 30, 2009 was $6.7 million, or 13.7% of net revenue, compared to $3.5 million, or 23.3% of net revenue, in the same period in 2008.

Foreign Currency Translation Gains

During the three months ended June 30, 2009, the RMB steadily rose against the US dollar, and we recognized a foreign currency translation gain of $28,259.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Sales

For the six months ended June 30, 2009, our net sales were $69.4 million, representing an increase of $44.6 million or 180.1% compared to the six months ended June, 2008. This increase was primarily due to our new facility for superfine copper wire as well as copper rod produced from refined copper materials, which started operation at the beginning of March.  We also increased our sales volume of CCA wire in response to strong market demand, facilitated by the increase in our wire production capacity.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,				Growth in six months ended June 30, 2009 compared to six months ended June 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$69,365	100.0%	$24,769	100.0%	180.1%
Total cost of sales	(53,923)	(77.7%)	(17,032)	(68.8%)	216.6%
Gross Profit	$15,442	22.3%	$7,737	31.2%	99.6%

Total sales for the six months ended June 30, 2009 was $69.4 million, reflecting an increase of 180.1% from the same period last year. As a percentage of total sales, our cost of sales increased to 77.7% of total sales for the six months ended June 30, 2009, compared to 68.8% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 22.3% in the six months ended June 30, 2009 from 31.2% for the same period last year, principally due to the production of refined copper products, which have a lower margin compared to our CCA products.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the six months ended June 30, 2009 and 2008:
	Six months ended June 30,				Growth in six months ended June 30, 2009 compared to six months ended June 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$15,442	22.3%	$7,737	31.2%	99.6%
Operating Expenses:
Selling expenses	(790)	(1.1)%	(258)	(1.0)%	206.8%
General & administrative expenses	(1,636)	(2.4)%	(595)	(2.4)%	174.7%
Total operating expense	(2,426)	(3.5)%	(853)	(3.4)%	184.4%
Income from operations	$13,016	18.8%	$6,884	27.8%	89.1%

Total selling, general and administrative expenses were approximately $2,426,000 for the six months ended June 30, 2009, compared to approximately $853,000 for the same period last year, an increase of 184.4%

Selling expenses were approximately $790,000 in the six months ended June 30, 2009, an increase of 206.8% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were approximately $1,636,000 in the six months ended June 30, 2009, an increased of 174.7% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $218,796 for the six months ended June 30, 2009, compared to $182,632 for the same period of last year. The increase is largely due to accrued interest from additional bank loans utilized during the period.  The loans were used for working capital and capital expenditures for the expansion of production.

Income tax

For the six months ended June 30, 2009, income tax expense was $2,335,913, reflecting an effective tax rate of 17.9%.  The effective tax rate for the same period was 12.9%.

In 2008 and 2009, Lihua Electron was subject to an EIT rate of 12.5% and Lihua Copper was subject to an EIT rate of 25%.

Net Income

Net income for the six months ended June 30, 2009 was $10.7 million, or 15.4% of net revenue, compared to $5.8 million, or 23.6% of net revenue, in the same period in 2008.

Foreign Currency Translation Gains

During the six months ended June 30, 2009, the RMB steadily rose against the US dollar, and we recognized a foreign currency translation gain of $19,821.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares from capital market. However, up to June 30, 2009, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased demand and production expansion.

As of June 30, 2009, we had approximately $28.1 million in cash, up $2.1 million from $26.0 million at December 31, 2008.The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(US$)
Net cash provided by operating activities	$5,745,577	$8,911,914
Net cash used in investing activities	(2,947,312)	(1,366,392)
Net cash provided by (used in) financing activities	(706,466)	450,963
Effect of exchange rate on cash and cash equivalents	10,806	527,653
Cash and cash equivalents at beginning of period	26,041,849	3,213,649
Cash and cash equivalents at end of period	$28,144,454	$11,737,787

Operating activities

For the six months ended June 30, 2009, cash provided by operating activities totaled $5.7 million compared to $8.9 million in the same period of 2008. This was primarily attributable to: i) a $10.7 million increase in net earnings, ii) a $2.8 million accounts receivable increase driven by revenue growth; ii) a $7.3 million inventory increase, principally in copper rods, to support planned expansion and sales growth in copper wire; iii) a $1.2 million increase in income tax payable; and iv) a $3.5 million increase in account payable as a result of an increase in the purchase of raw material to accommodate growing demand.

Investing activities

For the six months ended June 30, 2009 we had a net cash outflow of $2.9 million from investing activities for the purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery, and building up new workshops, all being part of our planned expansion.

Financing activities

For the six months ended June 30, 2009 we had a net cash outflow of $706,466 from financing activities which constituted a repayment of bank loans of $3.2 million, offset by $1,050,000 released from the escrowed cash related to an October 2008 private placement as the Company satisfied certain legal post-closing conditions, and the borrowing of $1.5 million short term bank loans for working capital related to recently added production lines.

Capital expenditure

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2006, 2007 and 2008, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2009, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new production facilities we currently have two horizontal smelters, which can produce 25,000 tons refinery copper per year. We plan to add one new vertical smelter in 2011 with a capacity of 75,000 tons, which would increase our refinery copper capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 6,000 tones of CCA wire and 6,000 tons of copper wire. We plan to add six new production lines by the end of 2009 to increase our copper wire production capacity to a total of 14,000 tons per year (an increase of 8,000 tons). Of that increased total capacity, 10,000 tons per year will be copper magnet wire and 4,000 tons per year will be copper fine wire. We also plan to add four new CCA wire production lines by the end of 2009, increasing our projected total CCA wire production capacity to 7,500 tons per year. Of that increased total capacity, 5,500 tons per year will be CCA magnet wire and 2,000 ton per year will be CCA fine wire. We believe that our existing cash, cash equivalents and cash flows from operations, proceeds from equity financing, and our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.  We believe that we can continue to meet our cash funding requirements for our business in this manner over the next twelve months.

Our capital expenditures are set forth below for the period as indicated:

	Six months ended June 30,
	2009	2008
(In thousands)
Construction of plant and production facilities	$1,704	$771
Purchase of machinery and equipment	1,243	1,048
Total capital expenditure	$2,947	$1,819

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, the Company is not required to provide this information.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

Our auditors, in planning and performing their audit of our financial statements for the year ended December 31, 2008, provided us with a letter in May of 2009 describing certain matters involving our internal control and operations they consider to be a material weakness or significant deficiencies under the standards of the Public Company Accounting Oversight Board. Our auditors identified as a material weakness our failure to implement sufficient control to ensure all payments are made on statutory retirement systems and social security funds.  The Company is in the process of implementing procedures to ensure that all payments are properly made on statutory retirement systems and social security funds.

In addition, the following four significant deficiencies were identified by our auditor:

1.	Our controls are not sufficient to ensure proper delivery of inventory;
2.	Sufficient controls are not available to ensure that purchases are properly approved;
3.	Our controls are not sufficient to ensure proper reconciliation of perpetual inventory records to our general ledgers; and
4.	We do not have established policies and procedures on fixed assets additions and disposals.

Since the close of the fiscal quarter ended June 30, 2009, we have begun the process of implementing the following remediation steps to address the significant deficiencies discussed above:

1.	Establish pre-numbered sales orders to track all shipments to customers and ensure the completeness of order processing;
2.	Use of pre-numbered purchase order approved by proper management before release to vendors;
3.	Establish policies, procedures and operational systems to ensure that inventory records are maintained on a consistent basis; and
4.	Establish formal policies and procedures regarding the acquisition and disposal of fixed assets.

We believe these remediation steps will correct the material weakness and material deficiencies discussed above. We have also engaged one of the top four accounting firms to provide consulting services in relation to the assessment of the structure of our internal control framework and documentation and design of our internal controls over financial reporting. We will assess the effectiveness of our remediation efforts in connection with our management's tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
31.1
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

July 28, 2009	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

July 28, 2009	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu Chief Financial Officer
(Principal Financial Officer)