Form 10-Q
period 2009-09-30
LIHUA INTERNATIONAL INC.
filed 2009-11-16
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 000-52650

LIHUA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1961536 (I.R.S. Employer Identification No.)

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
    Yes   ☐     No   ☒

There were 24,118,183 shares of the Registrant’s Common Stock issued and outstanding on November 9, 2009.

Lihua International, Inc.

i

PART I — FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS
LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,517,098	$26,041,849
Restricted cash	700,000	1,750,000
Notes receivable, net	-	321,892
Accounts receivable, net	7,183,128	5,042,739
Other receivables and current assets	745,762	-
Prepaid land use right – current portion	172,495	172,353
Inventories	12,681,327	586,938
Due from related company	2,929	-
Total current assets	60,002,739	33,915,771
OTHER ASSETS
Buildings, machinery and equipment, net	15,350,862	7,440,943
Construction in progress	1,499,926	6,017,941
Deposits for buildings, machinery and equipment	605,255	1,077,892
Prepaid land use right-long term portion	8,210,195	8,332,732
Intangible assets	3,163	4,214
Deferred income tax assets	-	23,395
Total non-current assets	25,669,401	22,897,117
Total assets	$85,672,140	$56,812,888

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$4,393,030	$6,145,202
Accounts payable	5,245,041	1,643,544
Other payables and accruals	777,921	830,744
Income taxes payable	1,425,922	401,436
Total current liabilities	11,841,914	9,020,926
OTHER LIABILITIES
Common stock purchase warrants	10,682,505	-
Total liabilities	22,524,419	9,020,926

COMMITMENT AND CONTINGENCIES (Note 22)

Series A redeemable convertible preferred stock: $0.0001 par value:
10,000,000 shares authorized (liquidation preference of $2.2 per share), none and 6,818,182 shares issued and outstanding	-	13,116,628

SHAREHOLDERS' EQUITY
Series A convertible preferred stock: $0.0001 par value (liquidation preference of $2.2 per share), 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 24,118,183 and 15,000,000 shares issued and outstanding	2,412	1,500
Additional paid-in capital	28,578,685	7,976,976
Statutory reserves	2,603,444	2,603,444
Retained earnings	29,354,586	21,521,937
Accumulated other comprehensive income	2,608,594	2,571,477
Total shareholders' equity	63,147,721	34,675,334
Total liabilities and shareholders' equity	$85,672,140	$56,812,888

See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenue	$40,913,348	$14,310,692	$110,279,536	$39,037,047

Cost of goods sold	(31,155,238)	(9,130,373)	(84,926,800)	(26,148,814)

Gross profit	9,758,110	5,180,319	25,352,736	12,888,233

Selling expenses	(451,689)	(312,523)	(1,242,142)	(566,130)
General and administrative expenses	(1,184,877)	(327,730)	(2,820,335)	(817,974)

Income from operations	8,121,544	4,540,066	21,290,259	11,504,129

Other income (expenses):
Interest income	66,395	18,087	137,809	28,038
Interest expenses	(62,796)	(171,880)	(281,605)	(352,747)
Exchange expenses	(436)	-	(545)	-
Change in fair value of warrants	(8,035,650)	-	(8,375,817)	-
Other	—	-	500,753	(5,683)

Total other expenses	(8,032,487)	(153,793)	(8,019,405)	(330,392)

Income before income tax	89,057	4,386,273	13,270,854	11,173,737

Provision for income tax	(1,425,505)	(546,985)	(3,761,427)	(1,411,131)

Net income (loss)	(1,336,448)	3,839,288	9,509,427	9,762,606

Other comprehensive income:
Foreign currency translation adjustment	17,296	313,136	37,117	1,805,581

Total comprehensive income (loss)	$(1,319,152)	$4,152,424	$9,546,544	$11,568,187

Earnings (loss) per share
Basic	$(0.08)	$0.27	$0.61	$0.70
Diluted	$(0.08)	$0.27	$0.57	$0.70

Weighted average number of shares outstanding
Basic	17,081,324	14,025,000	15,701,399	14,025,000
Diluted	17,081,324	14,025,000	16,811,976	14,025,000

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			other
	Number		paid-in	Statutory	Retained	comprehensive
	of shares	Amount	capital	reserves	earnings	income	Total

At December 31, 2008, as previously reported (Audited)	15,000,000	$1,500	$7,976,976	$2,603,444	$21,521,937	$2,571,477	$34,675,334
Cumulative effect of reclassification of common stock purchase warrants	-	-	(629,910)	-	(1,676,778)	-	(2,306,688)

At January 1, 2009, as adjusted (Unaudited)	15,000,000	1,500	7,347,066	2,603,444	19,845,159	2,571,477	32,368,646

Net income	-	-	-	-	9,509,427	-	9,509,427
Foreign currency translation adjustment	-	-	-	-	-	37,117	37,117

Comprehensive income							9,546,544

Issue of common Stock in public offering	2,300,000	230	7,863,770	-	-	-	7,864,000

Conversion of redeemable convertible preferred stock to common stock	6,818,183	682	13,115,946				13,116,628

Share-based payments to employees and directors	-	-	251,903	-	-	-	251,903

At September 30, 2009 (Unaudited)	24,118,183	$2,412	$28,578,685	$2,603,444	$29,354,586	$2,608,594	$63,147,721

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,509,427	$9,762,606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	972,370	569,058
Share-based compensation expense	251,903	-
Change in fair value of warrants	8,375,817	-
(Increase) decrease in assets:
Accounts receivable	(2,135,285)	1,403,026
Notes receivables	322,009	269,206
Other receivables and current assets	(745,424)	(4,112)
Inventories	(12,088,420)	(631,681)
Deferred income tax assets	23,403	-
Increase (decrease) in liabilities:
Accounts payable	3,598,516	1,237,108
Other payables and accruals	(53,452)	184,523
Income taxes payable	1,023,692	117,483
Net cash provided by operating activities	9,054,556	12,907,217

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of buildings, machinery and equipment	(3,748,024)	(2,755,327)
Prepayment for land use right	-	(3,575,464)
Net cash used in investing activities	(3,748,024)	(6,330,791)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	1,464,343	6,435,835
Proceeds from related parties	-	4,140,737
Repayment to related parties	(2,407)	(2,550,661)
Release of restricted cash related to Private Placement	1,050,000	-
Proceeds from public offering of common stock, net of expenses of $1,336,000	7,864,000	-
Repayments of short-term bank loans	(3,221,555)	(3,575,464)
Net cash provided by financing activities	7,154,381	4,450,447

Foreign currency translation adjustment	14,336	1,439,317

INCREASE IN CASH AND CASH EQUIVALENTS	12,475,249	12,466,190

CASH AND CASH EQUIVALENTS, at the beginning of the period	26,041,849	3,213,649

CASH AND CASH EQUIVALENTS, at the end of the period	$38,517,098	$15,679,839

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$281,605	$352,747
Income taxes paid	$2,714,332	$1,293,648

MAJOR NON-CASH TRANSACTION:
Share-based payment to employee and directors	$251,903	$-

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of September 30, 2009, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital	Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008	$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999	$8,200,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007	$15,000,000	100%	Manufacturing and sales of refined copper.

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

Reclassification

Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

Foreign currency translation

The Company uses United States dollars (“US Dollar” or “US$” or “$”, which is also the functional currency of the parent entity) for financial reporting purposes. However, the Company’s PRC subsidiaries maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which these foreign operations are conducted. In general, the Company translates those foreign subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows:
	As of September 30, 2009	As of December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8290	US$1=RMB6.8346

	Three months ended September 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8310	US$1=RMB 6.8390

	Nine months ended September 30,
	2009	2008
Items in the statements of income and cash flows	US$1=RMB6.8321	US$1=RMB 6.9921

Research and development costs

Research and development costs are expensed as incurred. During the nine months ended September 30, 2009 and 2008, research and development costs were $90,534 and $25,447, respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amounts of advertising costs charged to selling, general and administrative expense were $14,021 and $7,710 for the nine months ended September 30, 2009 and 2008, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the nine months ended September 30, 2009 and 2008 were $942,929 and $272,882, respectively.

Recent Accounting Pronouncements Adopted

In June 2009, the FASB established the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

Effective January 1, 2009, the Company adopted the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”). ASC 815-40-15-5 through 815-40-15-8  applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC paragraph 815-10-15-83 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815-40-15, the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock and Series B Warrants to purchase 500,000 shares of Common Stock previously treated as equity pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS No. 133) were no longer afforded equity treatment. These warrants expire in 5 years from October 31, 2008 and have an exercise price of $3.50, which is subject to a downward adjustment if the Company issues additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price less than the exercise price for a period of two years from October 31, 2008.

As such, effective January 1, 2009, the Company reclassified the fair value of the Series A and Series B Warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue on October 31, 2008. On January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,306,688, and $1,676,778 was reclassified from beginning retained earnings and $629,910 from additional paid-in capital to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value of these warrants increased to $10,682,505 as of September 30, 2009. As such, the Company recognized a $8,375,817 loss from the change in fair value of these warrants for the nine months ended September 30, 2009. A discussion of the valuation techniques used to measure fair values for these warrants is provided in Note 3.

Following the allowed one-year deferral, effective January 1, 2009, the Company implemented ASC Topic 820, “Fair Value Measurements and Disclosures” for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The implementation covers assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment, intangible assets and goodwill; initial recognition of asset retirement obligations; and restructuring costs for which we use fair value. In the first nine months of 2009, the Company did not have a business combination, impairment of goodwill or intangible asset, or restructuring accrual requiring the use of fair value. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of properties, plants and equipment is determined based on the present values of expected future cash flows using inputs reflecting the Company’s estimate of a number of variables used by industry participants when valuing similar assets, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. There was no impact to the Company’s Consolidated Financial Statements from the implementation of this ASC Topic for nonfinancial assets and liabilities, and it is expected there would not be any significant impact to the Company’s future consolidated financial statements, other than additional disclosures.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 ("SFAS 142"), “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date, January 1, 2009.  The adoption of ASC 350-30 and ASC 275-10-50 had no impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ASC 815-10-65 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of ASC 815-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the Company’s Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of ASC 810-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 805-10 (formerly SFAS 141R, "Business Combinations"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences , to determine whether the contingency should be recognized at the acquisition date or after such date. ASC 805-20 is effective for business combinations whose acquisition date is on or after the first reporting period beginning after December 15, 2008. Accordingly, the Company adopted ASC 805-20 during the first quarter of 2009. The adoption of ASC 805-20 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments"), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"), which amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the current “intent and ability” indicator. Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65  did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 855-10 (formerly SFAS 165, “Subsequent Events”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. Adoption of ASC 855-10 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

New accounting pronouncements to be adopted

In December 2008, the FASB issued ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The Company is required to adopt these disclosure requirement under ASC 715 in the fourth quarter of 2009. It is expected the adoption of these disclosure requirements will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (not yet reflected in FASB ASC). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), “Consolidation of Variable Interest Entities.” The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (not yet reflected in FASB ASC). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009  (i.e. the Company’s fiscal year beginning January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. As such, the Company will adopt this Statement for interim and annual periods ending after January 1, 2010.  It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In August, 2009, the FASB issued Accounting Standard Update No. 2009-05 (“ASU 2009-05”) to provide guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, "Fair Value  Measurements").  The Company is required to adopt ASU 2009-05 in the fourth quarter of 2009.  It is expected the adoption of this Update will have no material effect on the Company’s Consolidated Financial Statements.

In October 2009, the FASB concurrently issued the following ASC Updates:
•
ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•
ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

NOTE 3 – FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:
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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	September 30, 2009	December 31, 2008
				(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments − Warrants	$—	$—	$10,682,505	$10,682,505	$-
Total	$—	$—	$10,682,505	$10,682,505	$-

The following table summarizes the changes in fair value of our Level 3 financial instruments measured at fair value on a recurring basis:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
	(Unaudited)	(Unaudited)
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$2,646,855	$—
Reclassification due to adoption of ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5) as of January 1, 2009	—	2,306,688
Total losses, realized and unrealized, included in earnings	8,035,650	8,375,817
Purchases, issuances and settlements	—	—
Ending balance	$10,682,505	$10,682,505
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2009	$8,035,650	$8,375,817

Losses, realized and unrealized, included in earnings for the above periods are reported in other expenses.

There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Derivative Instruments – Warrants

The Company issued 1,500,000 Series A and 250,000 Series B Warrants in connection with the October 2008 Private Placement of 6,818,182 shares of Series A preferred stock, which are further disclosed in Note 15. 250,000 Series B Warrants were issued for business and investor relations consulting services. These warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. Terms of these warrants are disclosed in Note 15 in more details. These warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized in statement of income until such time as the warrants are exercised or expire.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2009	January 1, 2009
Market price and estimated fair value of common stock:	$8.810	$3.850
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	4.08	4.83
Dividend yield:	–	–
Expected volatility:	40.45%	30.58%
Risk-free interest rate:	1.89%	1.49%

Before September 4, 2009, the Company’s common stock had not been publicly traded. The Company has determined the fair value of its common stock as of January 1, 2009 based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. Whilst the Company’s common stock began public trading on the NASDAQ Capital Market on September 4, 2009, the fair value of the Company’s common stock as of September 30, 2009 has been determined based on market price.

As the Company’s stock only begun public trading on September 4, 2009, historical volatility information is limited and considered not representative of the expected volatility. In accordance with ASC 718-10-30-2 (formerly SFAS No. 123R, “Accounting for Stock-Based Compensation”, the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value). The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the Warrants.

NOTE 4 − RESTRICTED CASH

As of September 30, 2009 and December 31, 2008, $700,000 and $1,750,000 in total was held in escrow arising from agreements in conjunction with the Private Placement, which are further disclosed in Notes 15 and 22.

Restricted cash consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Guarantee fund for financing agreement	$-	$800,000
Special fund for listing	500,000	750,000
Special fund for employee pensions	200,000	200,000

	$700,000	$1,750,000

NOTE 5 − NOTES RECEIVABLE, NET

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers. Notes receivable were interest-free with maturity dates of 3 or 6 months from date of issuance.

Notes receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Notes receivable	$-	$321,892
Less: Allowance for doubtful debts	-	-

Notes receivable, net	$-	$321,892

NOTE 6 − ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accounts receivable	$7,183,128	$5,042,739
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$7,183,128	$5,042,739

NOTE 7 − OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Other receivables	$2,123	$-
Trade deposits	11,041
Recoverable value added tax	732,598	-
Less: Allowance for valuation and doubtful debts	-	-

	$745,762	$-

NOTE 8 − INVENTORIES

Inventories by major categories are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Raw materials	$6,691,603	$160,234
Work in progress	750,520	29,013
CCA and copper wire	2,416,132	397,691
Refined copper rod	2,823,072	-

	$12,681,327	$586,938

NOTE 9 − INTANGIBLE ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Computer software, cost	$7,029	$7,023
Less: Accumulated amortization	(3,866)	(2,809)

	$3,163	$4,214

Amortization expenses for the nine months ended September 30, 2009 and 2008 were $1,054 and $1,030.

NOTE 10 − PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the Company’s buildings and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of September 30, 2009, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The amount expensed on prepaid land use rights for the nine months ended September 30, 2009 and 2008 were $129,312 and $58,554, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $172,495.

NOTE 11 − BUILDINGS, MACHINERY AND EQUIPMENT, NET

Buildings, machinery and equipment, net consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Cost:
Buildings	$7,970,039	$1,367,189
Office equipment	293,302	61,767
Motor vehicles	286,027	137,423
Machinery	9,605,574	7,834,657

Total cost	18,154,942	9,401,036
Less: Accumulated depreciation	(2,804,080)	(1,960,093)

Net book value	$15,350,862	$7,440,943

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $842,004 and $509,474, respectively.

NOTE 12  − CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Construction of equipment	$1,105,672	$1,295,315
Construction of buildings	394,254	4,722,626

	$1,499,926	$6,017,941

NOTE 13 − SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Bank loan granted by Bank of Jiangsu, with an interest rate of 6.66% p.a., guaranteed by a related company, Danyang Tianyi Telecommunication Co., Ltd. (“Tianyi Telecom”), and maturing on November 18, 2009	$2,196,515	$2,194,715

Bank loan granted by Agriculture Bank of China, with interest rate of 5.31% p.a., guaranteed by Tianyi Telecom and maturing on August 20, 2010	732,172	731,572

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Tianyi Telecom. The bank loan will mature on April 15, 2010, with interest due on the 20th day of each month	761,458	-

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Tianyi Telecom. The bank loan will mature on May 21, 2010, with interest due on the 20th day of each month	702,885	-

Bank loan granted by China Construction Bank with interest rates ranging from 6.372% p.a. to 8.964% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on March 6, 2009.	-	1,170,514

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on April 15, 2009	-	760,835

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom and matured and fully repaid on May 20, 2009	-	702,309

Bank loan granted by China Construction Bank, with interest rates ranging from 5.841% p.a. to 8.217% p.a., guaranteed by Tianyi Telecom, and matured and fully repaid on April 29, 2009	-	585,257

	$4,393,030	$6,145,202

NOTE 14 − OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Accrued staff costs	$464,279	$380,472
Other taxes payable	274,000	335,152
Other payables	39,642	115,120

	$777,921	$830,744

NOTE 15 − SHAREHOLDERS’ EQUITY

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

Accounting for Preferred Shares

Pursuant to the Securities Escrow Agreement entered into by the Company as discussed below, if the Company fails to achieve certain net income thresholds for fiscal years 2008 and/or 2009, additional shares of the Company’s common stock would be released to the holders of the Preferred Shares. As a result, the holders of the Preferred Shares could acquire a majority of the voting power of the Company’s outstanding common stock.  In such a situation, the Company would not be able to control the approval of “any merger, consolidation or similar capital reorganization of its common stock”, i.e. events which could trigger the right of Preferred Shares holder to request for redemption. FASB ASC 480-10-S99 (formerly EITF D-98, “ Classification and Measurement of Redeemable Securities ”), provides that preferred securities that are redeemable for cash are to be classified outside of permanent equity if they are redeemable upon the occurrence of an event that is not solely within the control of the issuer. Therefore, as of December 31, 2008, the Preferred Shares were classified out of permanent equity in accordance with FASB ASC 480-10-S99 (formerly EITF D-98).

Conversion during the Period

On September 9, 2009, pursuant to the completion of the Public Offering, as discussed below, and in accordance with the terms of the Preferred Shares, all outstanding shares of the Preferred Stock were automatically converted into 6,818,183 shares of Common Stock.

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

Allocation of Proceeds from Private Placement

In accordance with ASC Topic 470-20, Debt with Conversion and Other Options, (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), the proceeds from the Private Placement were first allocated between the Preferred Shares and the warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date, resulting in an aggregate amount of $539,910 being allocated to the Series A Warrants and the 250,000 Series B Warrants issued to Broadband.

Then, the fair value of the embedded conversion feature of the Preferred Shares of $1,002,115 was calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), limited to the amount of the proceeds allocated to the convertible instrument. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the Private Placement allocated to the convertible Preferred Shares, and the fair value of the Company’s common stock of $2.26 at the commitment date, which was determined based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The fair value of $1,002,115 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Preferred Shares and an addition to paid-in capital.

The following table sets out the accounting for the Preferred Shares and the movements during the period:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature, deemed analogous to a dividend to the Preferred Shares holders	1,002,115
Series A Convertible Preferred Stock at December 31, 2008	13,116,628
Automatic conversion to Common Stock pursuant to Public Offering, as discussed below	(13,116,628)
Balance, September 30, 2009	$-

Public Offering of Common Stock and Issuance of Warrants

On September 9, 2009, the Company completed a public offering (“Public Offering”) of 2,000,000 shares of Common Stock and an additional 300,000 shares exercised by the underwriters as part of the over-allotment option, at an offering price of $4.00 per share and raised a proceeds of $7,864,000, net of legal fees, commission and other expenses directly related to this public offering.

In conjunction with the Public Offering, the Company issued warrants to the underwriters to purchase up to 138,000 shares of the Company’s Common Stock at a strike price of $4.80 per share. These warrants are exercisable at any time during a 5-year term commencing on the date that is six months from September 4, 2009. The shares underlying these warrants will have registration rights incidental upon the Company proposing to register any of its securities (other than in connection with a registration on Form S-4 or S-8 or any successor forms). These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.  Because these warrants do not contain any contingent exercise provisions and their settlement amount will equal the difference between the fair value of a fixed number of the Company’s equity shares and a fixed strike price, these warrants, which are freestanding instruments, qualify for the scope exception under the guidance provided in ASC 815-40-15-5 through 815-40-15-8, and are considered indexed to the Company’s own stock. Accordingly, these warrants have been classified as equity.

Warrants issued and outstanding at September 30, 2009 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2008	-			-
Granted / Vested	2,000,000	$3.50	5.00	2,000,000	$3.50	5.00
Forfeited	-			-
Exercised	-			-
Balance, December 31, 2008	2,000,000	$3.50	4.17	2,000,000	$3.50	4.17
Granted / Vested	138,000	$4.80	5.00	-
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2009 (Unaudited)	2,138,000	$3.58	4.22	2,000,000	$3.50	4.17

NOTE 16 − SHARE-BASED COMPENSATION

Make Good Escrow Agreement

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “ Securities Escrow Agreement ”), pursuant to which Magnify Wealth initially placed 6,818,182 of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “ Escrow Shares ”) into an escrow account. The Escrow Shares are being held as security for the achievement of $12 million in audited net income and $0.50 earnings per share for the fiscal year 2008 (the “2008 Performance Threshold”) and $18 million in audited net income and $0.76 earnings per share for the fiscal year 2009 (the “2009 Performance Threshold”). The calculation of earnings per share of $0.76 for the fiscal year 2009 shall exclude up to $5,000,000 in shares of Common Stock issued in a bona fide initial public offering, however, any shares issued in excess of $5,000,000 shall be included in the calculation of earnings per share for the fiscal year 2009. If the Company achieves the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth. If either the 2008 Performance Threshold or 2009 Performance Threshold is not achieved, an aggregate number of Escrow Shares (such number to be determined by the formula set forth in the Securities Escrow Agreement) will be distributed to the Investors, based upon the number of Investor Shares (on an as converted basis) purchased in the Private Placement and still beneficially owned by such Investor, or such successor, assign or transferee, at such time. If less than 50% of the 2008 or 2009 Performance threshold is achieved, based on the formula set forth in the Securities Escrow Agreement, a certain amount of Escrow Shares may be released. If the Company achieves at least 50% but less than 95% of the 2008 or 2009 performance thresholds, based on the formula set forth in the Securities Escrow Agreement, a certain number of Escrow shares may be released. If the Company achieves at least 95% of either the 2008 or 2009 performance thresholds, the Escrow shares will continue to be held in escrow. If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or the Company. Pursuant to the Securities Escrow Agreement, if any Escrow Shares are delivered to Investors as a result of the Company’s failure to fully achieve the 2008 Performance Thresholds, Magnify Wealth shall deliver that number of additional shares of Common Stock as is necessary to maintain 100% of the number of original Escrow Shares in the escrow account at all times. With respect to the 2008 and 2009 performance thresholds, net income shall be defined in accordance with US GAAP and reported in the Company’s audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to the Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Zhu upon the exercise of options granted to Mr. Zhu by shareholder of Magnify Wealth, as of the date thereof.

According to the Accounting Interpretation and Guidance of the staff of the SEC, the placement of shares in escrow is viewed as a recapitalization similar to a reverse stock split. The agreement to release the shares upon achievement of certain criteria is presumed to be a separate compensatory arrangement with the Company. Accordingly, when the Escrow Shares are released back to Magnify Wealth, an expense equal to the amount of the grant-date fair value of $2.26 per share of the Company’s common stock as of October 31, 2008, or the date of the Securities Escrow Agreement will be recognized in the Company’s financial statements in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. Otherwise, if the net income threshold is not met and the Escrow Shares are released to the investors instead, it will be accounted for as a capital transaction with the investors resulting in no income or expense being recognized in the Company’s financial statements.

For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. All of the Escrow Shares will continue to be held in escrow and none has yet been released to either Magnify Wealth or the Investors. As the release of the Escrow Shares requires the attainment of the performance thresholds for both 2008 and 2009, the Company will only commence to recognize compensation expense when the Company will be able to evaluate whether it is probable that the Company will achieve the 2009 performance threshold to provide for the ultimate release of the Escrow Shares back to Magnify Wealth.  For the nine months ended September 30, 2009, no compensation expense has been recognized on the make good arrangement. If the 2009 performance threshold is also met and all of the Escrow Shares are released back to Magnify Wealth, a compensation expense of $15,409,091 will be recognized in fiscal year 2009.

Common Stock awarded to Employees by a Majority Shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, the Chief Financial Officer (CFO), Mr. Yu is entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. As of September 30, 2009, the remaining 337,500 shares have remained in an escrow account and shall be released to Mr. Yu in three equal installments of 112,500 shares issuable on the first, second and third anniversary of the consummation of the Share Exchange.  In connection with these share-based payments to Mr. Yu, the Company recognized a compensation expense of $190,688, based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the nine months ended September 30, 2009.

Options granted to Independent Directors

On April 14, 2009, the Company granted options to each of its three independent directors, Mr. Liu Su, Mr. Jonathan P. Serbin and Mr. Robert Bruce, to purchase 20,000 shares of the Company’s common stock at a strike price of $2.20 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 12-month period from the date of grant and will expire 10 years from the date of grant.  However, upon a change of control of the Company, the options shall automatically become fully vested and exercisable as of the date of such change of control.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair value of these options of $2.0405 per share, over the requisite service period, or vesting period. Accordingly the Company recognized a compensation expense of $61,215 for the nine months ended September 30, 2009.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following assumptions:

Date of grant:	April 14, 2009
Estimated fair value of common stock on date of grant:	$3.813
Exercise price of the options:	$2.20
Expected life of the options (years):	5.92
Dividend yield:	-
Expected volatility:	30.16%
Risk-free interest rate:	1.97%

Before September 4, 2009, the Company’s common stock had not been publicly traded. The Company has determined the fair value of its common stock as of April 14, 2009 based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. In accordance with ASC 718-10-30-2 (formerly SFAS No. 123R, “Accounting for Stock-Based Compensation”), the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value). The expected life of the options is estimated based on the assumption that the options will be exercised during the first half of the option contractual life. It is not necessarily indicative of the actual exercise patterns that may occur. The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the options.

Options issued and outstanding at September 30, 2009 and their movements during the period are as follows:
	Options Outstanding			Options Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2008	-			-
Granted / Vested	60,000	$2.20	10.00	20,000	$2.20	10.00
Forfeited	-			-
Exercised	-			-
Balance, September 30, 2009 (Unaudited)	60,000	$2.20	9.42	20,000	$2.20	9.42

NOTE 17                      OTHER INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Gain on sales of scraps	$-	$-	$500,753	$-
Sundry	-	-	-	(5,683)

	$-	$-	$500,753	$(5,683)

NOTE 18 − INCOME TAXES

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

The Company’s provision for income taxes consisted of:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Current – PRC	$1,425,505	$546,985	$3,738,024	$1,411,131
Deferred	-	-	23,403	-

	$1,425,505	$546,985	$3,761,427	$1,411,131

NOTE 19 − EARNINGS PER SHARE

All per share data including earnings per share (EPS) has been retroactively restated to reflect the reverse acquisition on October 31, 2008 whereby the 14,025,000 shares of common stock issued by the Company (nominal acquirer) to the shareholder of Ally Profit (nominal acquiree) are deemed to be the number of shares outstanding for the period prior to the reverse acquisition. For the period after the reverse acquisition, the number of shares considered to be outstanding is the actual number of shares outstanding during that period.

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:
	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited

Income (loss) available to common shareholders:
- Basic	$(1,336,448)	3,839,288	9,509,427	9,762,606

- Diluted	$(1,336,448)	3,839,288	9,509,427	9,762,606

Weighted average number of shares:
- Basic	17,081,324	14,025,000	15,701,399	14,025,000
- Dilutive impact of outstanding warrants	-	-	1,110,577	-
- Diluted	17,081,324	14,025,000	16,811,976	14,025,000

Net income (loss) per share
- Basic	$(0.08)	$0.27	$0.61	$0.70

- Diluted	$(0.08)	$0.27	$0.57	$0.70

Due to the net loss for the three months ended September 30, 2009, the weighted average number of shares for basic EPS was not increased by any effect of warrants in the calculations of diluted EPS as the impact would have been anti-dilutive.

NOTE 20 −RELATED PARTY TRANSACTIONS

Sales

For the nine months ended September 30, 2009 and 2008, the Company’s sales included $169,865 and $361,169, respectively that were made to Tianyi Telecom and Jiangsu Dongya Electronic Co., Ltd.  Tianyi Telecom is owned by the brother of Ms. Yaying Wang, our Chief Operational Officer and director and wife of the Company’s CEO.

Guarantees

At September 30, 2009, Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $4,393,030 (see Note 13 above).

NOTE 21 −CONCENTRATION OF RISKS

Credit risk

As of September 30, 2009 and December 31, 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2009 and 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of September 30, 2009 and December 31, 2008 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of September 30, 2009.  As of December 31, 2008, there was one customer who accounted for 14.4% of the accounts receivable of the Company.  Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2008. There was no single customer who constituted more than 10% of the Company’s revenue for the nine months ended September 30, 2009 or 2008.

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

NOTE 22 −COMMITMENTS AND CONTINGENCIES

Capital commitment

September 30, 2009
(Unaudited)
Contracted but not provided for:
Purchase of machinery - within one year	$163,800
Acquisition or construction of buildings – within one year	897,647

$1,061,447

Agreements in Conjunction with the Private Placement

Escrow Agreements:   In conjunction with the Private Placement as discussed in Note 15, the Company entered into an escrow agreement with the Investors (the “Closing Escrow Agreement”), pursuant to which the Investors deposited the funds in the aggregate amount of $15,000,000 for the purchase and sale of the Investor Shares (the “Escrowed Funds”) into an escrow account which was disbursed at the closing of the Private Placement. Pursuant to the Closing Escrow Agreement, $1,000,000 of the Escrowed Funds were not released from the escrow account (the “Held Back Escrow Funds”) until the escrow agent received written notice that the Company had caused Lihua Copper to fulfill one hundred percent of its registered capital obligation of $15,000,000 no later than 90 days from the closing date, as well as comply with other covenants. Before December 31, 2008, the registered capital of $15,000,000 of Lihua Copper was fully paid up, as certified and approved by the relevant PRC business authority.

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

The Company’s contingent obligations to pay liquidated damages under the Closing Escrow Agreement, Public Relations Escrow Agreement and the Securities Purchase Agreement, and to deliver Listing Penalty Shares will be recognized and measured separately in accordance with guidance provided in ASC Topic 450, Contingencies, (formerly SFAS 5, “Accounting for Contingencies”), and ASC 450-20 (formerly FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”).  Any loss recognized on a probable delivery of Listing Penalty Shares will be measured based on the grant-date fair value of the shares as of October 31, 2008, or the date of the Securities Purchase Agreement between the Company and certain investors.  On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.  Hence, the Company believes that it has fulfilled its obligations under the agreements in conjunction with the Private Placement up to September 30, 2009 and no liquidated damages have been accrued.

NOTE 23 – SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited0

Net revenue from unaffiliated customers:
CCA and Copper wire	$26,328,851	$14,310,692	$68,819,526	$39,037,047
Refined copper rod	14,584,497	-	41,460,010	-
	$40,913,348	$14,310,692	$110,279,536	$39,037,047

Gross profit:
CCA and Copper wire	$8,224,862	$5,180,319	$21,320,208	$12,888,233
Refined copper rod	1,533,248	-	4,032,528	-
	$9,758,110	$5,180,319	$25,352,736	$12,888,233

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through November 16, 2009, which represents the issue date of these financial statements.

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

We are currently one of the leading CCA superfine wire producers in China. Furthermore, we believe we were among one of the first manufacturers which commercialized CCA superfine wire production in China. Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire.  In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin.  In this way, we add additional value when we take our CCA fine wire, which we have drawn down from much larger diameter CCA, and further process it to produce CCA magnet wire and CCA tin plated wire. Due to this additional value added processing, CCA magnet wire and CCA tin plated wire have higher market prices and higher gross margins than plain CCA fine wire.

We have experienced substantial growth in recent years.  Our aggregate annual CCA wire production capacity (including the three types of CCA wire noted above) increased from 2,200 tons per annum in fiscal 2006 to a production capacity of 7,200 tons per annum as of September 30, 2009. We sold 2,009, 4,065, 5,966 and 4,376 tons of CCA wire during the 2006, 2007, 2008 and nine months ended September 30, 2009, respectively. We plan to increase our annual CCA production capacity to 7,500 tons by the end of 2009. Our output capacity is determined by the type and width of wire our customers demand. Our current capacity of 7,200 tons is an estimate of our capacity for CCA wire of average diameter.

We introduced a new production process and product line in the first quarter of 2009.  This new line of business involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or we further process these rods into much smaller diameter (e.g., 0.04 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared to wire manufactured from newly mined copper, particularly when copper prices surge or remain high.   We believe that our pricing advantage can be maintained regardless of fluctuations in the commodity price of copper.  As of September 30, 2009, our copper refinery capacity was approximately 25,000 tons of copper rods per annum, of which approximately 18,000 tons can be further processed into copper wire. During the nine months ended September 30, 2009, we sold 5,761 tons of copper wire and 8,032 tons of copper rods. During the three months ended September 30, 2009, we sold 1,417 tons of CCA wire, 2,159 tons of copper wire and 2,473 tons of copper rods.

We have expanded our business from the CCA superfine wire segment into the recycled copper rod and wire business because we believe that the recycled copper rod and wire segment offers us the ability to grow more rapidly and to utilize equipment and technology that we possess related to drawing fine wire from larger diameter rod or wire.  We believe that both the CCA superfine wire and the copper rod and wire segments are growing markets and offer us substantial opportunity to increase our sales in the future.  In absolute terms, the copper rod and copper wire markets are much larger than the CCA superfine wire market.  While the copper rod and copper wire markets generally carry lower gross margins than our higher value-added CCA fine wire products, the potential absolute dollar value of the margin available to us from the copper rod and wire markets are greater than those available from the CCA fine wire market.  We anticipate that we will continue to expand production capacity in both of our segments, but that the majority of this investment and resulting planned growth in sales volume will occur in the copper rod and fine wire segment.

Our sales and net income have increased substantially during the last three years. We generated sales of $15.7 million, $32.5 million and $50.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. We achieved net income of $4.5 million $7.7 million and $11.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.  During the nine months ended September 30, 2009, we achieved revenue of $110.3 million and net income of $9.5 million, an increase of 182.5% and a decrease of 2.0%, respectively from the same period last year. The year-over-year decrease in net income for the nine months ended September 30, 2009 was due to a non-cash charge of $8.4 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, net income for the nine months ended September 30, 2009 was $17.9 million, up 83.8% from the same period last year.

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

Economic conditions in China

We operate our manufacturing facilities in China and derive the majority of our revenues from sales to customers in China. As such, economic conditions in China will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a CAGR of 11% in gross domestic product from 1996 through 2007. Domestic demand for and consumption of copper and CCA products has increased substantially as a result of this growth. We believe that economic conditions in China will continue to affect our business and results of operations.

Copper prices

Generally the price of our products is set at a certain discount to local retail copper prices, and we believe our products replace or supplement copper. For these reasons, our products are affected by the market price, demand and supply of copper.

We price our recycled copper and CCA wire products based on the market price for materials plus a fixed mark-up, which is essentially our gross profit. Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in China, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

Production capacity

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues and net income.

Supply and costs of principal raw materials

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have been able to secure a sufficient supply of raw materials, which primarily consist of CCA raw material wire and scrap copper.

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures, during the past three years the mark-up, or our gross and net profit in absolute dollars, have not been materially affected by the change in copper prices.

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  CCA magnet wire and CCA tin plated wire are final products from which we will derive the highest production markup, or gross profit,.  We also generate a significant portion of revenue from selling semi-finished products such as CCA raw wire at a lower production cost markup, or gross profit.

The launch of our scrap copper refinery business has changed our product mix and gross margins.  Generally, copper rod contributes a lower gross profit margin compared to finished wire products.  We are still at an early development stage of this new business segment, and our copper rod production capacity exceeds our copper wire drawing capacity.  Therefore, we currently must sell a percentage of our copper rod production into the open market on an unimproved basis, at lower profit margins.  However, we expect a gradual ramping up of our wire production facilities and thus we will likely be able to utilize a substantial proportion of our copper rod production capacity as raw material for our copper wire production. As a result, we expect to sell more copper wire at higher profit margins than copper rod over time.

PRINCIPAL INCOME STATEMENT COMPONENTS

Sales

Our sales are derived from our sales of CCA wire, copper rod and wire produced from refined scrap copper, net of value-added taxes.

The most significant factors that affect our sales are shipment volume and average selling prices.

Our collection practices generally consist of cash payment on delivery. However, we also extend credit for 30 days to 60 days to certain of our established customers.

Cost of sales

Our cost of sales primarily consists of direct material costs, and, to a lesser extent, direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

Gross Profit

Our gross profit is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper.  We are also able to price our products based on the market price for materials plus a fixed mark-up, which is essentially our gross profit.  Despite the implications of copper price volatility on our gross and net profit margins, in percentage terms during the 2006, 2007, 2008 and nine months ended September 30, 2009, the mark-up, or our gross and net profit in absolute dollar terms, have increased with our growing scale of production.

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

Our interest expense consisted of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock, and Series B Warrants to purchase 500,000 shares of Common Stock, increased to $10,682,505 as of September 30, 2009. As such, the Company recognized a $8,375,817 loss, which is a non-cash charge from the change in fair value of these warrants for the nine months ended September 30, 2009.

Other

The other income was generated as a gain on sales of scrap raw materials during the nine months ended September 30, 2009.

Income taxes

Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to any income or capital gains tax, and dividend payments we make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in Hong Kong.

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”).  Each of the two entities files its own separate tax return.  According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years.  Being converted into a sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and has been subject to the 50% income tax reduction for the period from 2007 to 2009.  Set out in the following table are the EIT rates for our two PRC Operating Companies from 2006 to 2011:

	2006	2007	2008	2009	2010	2011
Lihua Electron	–	12%	12.50%	12.50%	25%	25%
Lihua Copper	–	25%	25%	25%	25%	25%

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Sales

Our business for the three months ended September 30, 2009 continued to demonstrate robust growth.  Net sales increased by 185.9% from $14.3 million to $40.9 million compared to the same period in 2008. This growth was primarily driven by strong market demand in our CCA and copper wire products and was offset by a decline of the average selling price (measured on a per-ton sold basis).  Our average selling price declined with the addition of lower-price copper rod in the mix.  In the three month period ended September 30, 2008 we did not sell any copper rod or wire – 100% of our sales volume was comprised of CCA wire.  In the three month period ended September 30, 2009, the majority of our sales volume was comprised of copper rod and copper wire.  Please see the table below for more detail regarding the product sales breakdown by specific category.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,				Growth in three months ended September 30, 2009 compared to three months ended September 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$40,913	100.0%	$14,311	100.0%	185.9%
Total cost of sales	(31,155)	(76.1)%	(9,130)	(63.8)%	241.2%
Gross Profit	$9,758	23.9%	$5,180	36.2%	88.4%

Total cost of sales for the three months ended September 30, 2009 was $31.2 Million, reflecting an increase of 241.2% from the same period last year. As a percentage of total sales, our cost of sales increased to 76.1% of total sales for the three months ended September 30, 2009, compared to 63.8% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 23.9% in the three months ended September 30, 2009 from 36.2% for the same period last year, principally due to the production of refined copper products, which have a lower margin compared to our CCA products,.

Gross profit for the three months ended September 30, 2009 was $9.8 million, up 88.4% from gross profit of $5.2 million for the same period in 2008.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the three months ended September 30, 2009 and 2008:

	Three months ended September 30,				Growth in three months ended September 30, 2009 compared to three months ended September 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$9,758	23.9	$5,180	36.2	88.4
Operating Expenses:
Selling expenses	(452)	(1.1)	(312)	(2.2)	44.5
General & administrative expenses	(1,185)	(2.9)	(328)	(2.3)	261.5
Total operating expense	(1,637)	(4.0)	(640)	(4.5)	155.6
Income from operations	$8,121	19.9	$4,540	31.7	78.9

Total selling, general and administrative expenses were $1,637,000 for the three months ended September 30, 2009, compared to $640,000 for the same period last year, and increase of 155.6%.

Selling expenses were $452,000 in the three months ended September 30, 2009, an increase of 44.5% compared to the same period last year. The increase was attributable to:
•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were $1,185,000 in the three months ended September 30, 2009, an increase of 261.5% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $62,796 for the three months ended September 30, 2009, compared to $171,880 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the three months ended September 30, 2009, income tax expense was $1,425,505, reflecting an effective tax rate of 16.5% from operation.  The effective tax rate for the same period was 12.5%.

In 2008 and 2009, Lihua Electron was subject to an EIT rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.

Net Income

Net income for the three months ended September 30, 2009 was $1.3 million loss, or -3.3% of net revenue, compared to $3.8 million, or 26.8% of net revenue, in the same period in 2008. The decrease of the net income for the three months ended September 30, 2009 was impacted by a $8.0 million non-cash charge as a result of the change of the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, net income for the three month ended September 30, 2009 was $6.7 million, up 74.4% from the same period last year.

Foreign Currency Translation Gains

During the three months ended September 30, 2009, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $17,296.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

Sales

For the nine months ended September 30, 2009, our net sales were $110.3 million, representing an increase of $71.2 million or 182.5% compared to the nine months ended September 30, 2008. This increase was primarily due to our new facility for superfine copper wire as well as copper rod produced from refined copper materials, which started operation at the beginning of March and increased sales volume of CCA wire as driven by strong market demand, facilitated by the increase in our wire production capacity. In the nine month period ended September 30, 2008 we did not sell any copper rod or wire – 100% of our sales volume was comprised of CCA wire.  In the nine month period ended September 30, 2009, the majority of our sales volume was comprised of copper rod and copper wire.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,				Growth in nine months ended September 30, 2009 compared to nine months ended September 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$110,280	100.0%	$39,037	100.0%	182.5%
Total cost of sales	(84,927)	(77.0)%	(26,149)	(67.0)%	224.8%
Gross Profit	$25,353	23.0%	$12,888	33.0%	96.7%

Total cost of sales for the nine months ended September 30, 2009 was $84.9 million, reflecting an increase of 224.8% from the same period last year. As a percentage of total sales, our cost of sales increased to 77.0% of total sales for the nine months ended September 30, 2009, compared to 67.0% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 23.0% in the nine months ended September 30, 2009 from 33.0% for the same period last year, principally due to the production of refined copper products, which have a lower margin compared to our CCA products,.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,				Growth in nine months ended September 30, 2009 compared to nine months ended September 30, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$25,353	23.0%	$12,888	33.0%	96.7%
Operating Expenses:
Selling expenses	(1,242)	(1.1)%	(566)	(1.5)%	119.4%
General & administrative expenses	(2,820)	(2.6)%	(818)	(2.1)%	244.8%
Total operating expense	(4,062)	(3.7)%	(1,384)	(3.6)%	193.5%
Income from operations	$21,291	19.3	$11,504	29.4%	85.1%

Total selling, general and administrative expenses were $4,062,000 for the nine months ended September 30, 2009, compared to $1,384,000 for the same period last year, an increase of 193.5%

Selling expenses were $1,242,000 in the nine months ended September 30, 2009, an increase of 119.4% compared to the same period last year. The increase was attributable to:
•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were $2,820,000 in the nine months ended September 30, 2009, an increased of 244.8% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations

Interest Expense

Interest expense was $281,605 for the nine months ended September 30, 2009, compared to $352,747 for the same period of last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the nine months ended September 30, 2009, income tax expense was $3,761,427, reflecting an effective tax rate of 28.2%.  The effective tax rate for the same period was 12.6%.

In 2008 and 2009, Lihua Electron was subject to an EIT rate of 12.5% and Lihua Copper was subject to an EIT rate of 25%.

Net Income

Net income for the nine months ended September 30, 2009 was $9.5 million, or 8.7% of net revenue, compared to $9.8 million, or 25.0% of net revenue, in the same period in 2008. The decrease of the net income for the nine months ended September 30, 2009 was impacted by an $8.4 million non-cash charge as a result of the change of the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, net income for the nine months ended September 30, 2009 was $17.9 million, up 83.8% from the same period last year.

Foreign Currency Translation Gains

During the nine months ended September 30, 2009, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $37,117.

Products Breakdowns for the three months ended September 30, 2009 and June 30, 2009

The following table sets forth the products breakdowns for our revenue, sales volume and average selling price per ton, for the three months ended September 30, 2009 and June 30, 2009:

	Three months ended,
	September 30, 2009			June 30, 2009
	US$	Volume	Average price $ per ton	US$	Volume	Average price $ per ton	Change in Average Price%
CCA wire	9,174,017	1,417	6,475	10,414,097	1,545	6,741	-3.9%
Copper wire	17,154,834	2,159	7,947	15,767,055	2,377	6,632	19.8%
Copper rod	14,584,497	2,473	5,897	22,646,191	4,457	5,081	16.1%
Total Sales	40,913,348	6,049	6,764	48,827,343	8,379	5,827	16.1%

The volume sold in the third quarter of 2009 decreased to 6,049 tons from 8,379 tons in the second quarter of 2009, reflecting a decrease of 27.8% due to the impact of seasonality on out business.  During the warmer summer months of the third quarter, the significant heat generated from our manufacturing process forces a slow down in output, due in large part to regulations regarding worker safety that limit the types of work that can be done when ambient temperatures exceed a certain level.  This has a substantial impact on the output from our smelters in the summer months, and this seasonal volume decline is expected to happen consistently every year during the third quarter.

Compared with the second quarter of 2009, the average price of our products increased to $6,764 per ton from $5,827 per ton or up 16.1% as a result of the increase of the average of copper price to $5,798 per ton from $4,928 per ton in the second quarter of this year, or up approximately 18% from the second quarter to the third quarter of this year. The average price of our CCA wire decreased to $6,475 from $6,741 of second quarter this year or a decrease of 3.9% due to an increase in number of tons of CCA fine wire in the sub-product mix, which is the lowest margin and selling price of CCA products, to 296 from 184 tons. As a percentage of total CCA wire sold, CCA fine wire increased to 27.4% from 11.9% in the second quarter of this year.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares from capital market.

As of September 30, 2009, we had approximately $38.5 million in cash, up $12.5 million from $26.0 million at December 31, 2008.The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(US$)
Net cash provided by operating activities	$9,054,556	$12,907,217
Net cash used in investing activities	(3,748,024)	(6,330,791)
Net cash provided by financing activities	7,154,381	4,450,447
Effect of exchange rate on cash and cash equivalents	14,336	1,439,317
Cash and cash equivalents at beginning of period	26,041,849	3,213,649
Cash and cash equivalents at end of period	$38,517,098	$15,679,839

Operating activities

For the nine months ended September 30, 2009, cash provided by operating activities totaled $9.1 million compared to $12.9 million in the same period of 2008. This was primarily attributable to: i) a $9.6 million increase in net earnings; ii) a $2.1 million accounts receivable increase driven by revenue growth; ii) a $12.1 million inventory increase, principally in copper rods, to support planned expansion and sales growth in copper wire; iii) a $1.0 million increase in income tax payable; iv) a shortened cash cycle between timing of inventory purchases and collection of accounts receivable, resulting in $3.6 million decrease in accounts payables; and v) net income was offset by a $8.4 million non cash charge, which was caused by the increase of fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008.

Investing activities

For the nine months ended September 30, 2009 we had a net cash outflow of $3.7 million from investing activities for the purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery, and building up new workshops, all being part of our planned expansion.

Financing activities

For the nine months ended September 30, 2009 we had a net cash inflow of $7.2 million from financing activities which was primly driven by (i) $7.9 million proceeds from issuance of new shares in an Initial Public Offering in September; (ii) $1,050,000 released from the escrowed cash related to our October 2008 issuance of convertible Preferred Stock, as the Company satisfied certain legal post-closing conditions; (iii) the borrowing of $1.5 million in short term bank loans for working capital related to recently added production lines; (iv) offset by a repayment of bank loans of $3.2 million.

Capital expenditure

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2006, 2007 and 2008, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2009, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new production facilities we currently have two horizontal smelters, which can produce 25,000 tons of refined copper rods per year. With our current capacity of production lines, we can produce 7,200 tons of CCA wire and 18,000 tons of copper wire. Therefore, we plan to have six new high speed production lines in production by the end of the second quarter of 2010 while increasing our copper wire production capacity to 25,000 tons per year. Of that capacity, 15,000 tons per year will be copper magnet wire and 10,000 tons per year will be copper fine wire. We also plan to have another four production lines in production by the end of 2010, increasing our CCA wire production capacity to 10,000 tons per year. Of that capacity, 6,000 tons per year will be CCA magnet wire and 4,000 ton per year will be CCA fine wire. We believe that our existing cash, cash equivalents and cash flows from operations, proceeds from equity financing, and our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit.  We believe that we can continue to meet our cash funding requirements for our business in this manner over the next twelve months.

Our capital expenditures are set forth below for the period as indicated:
	Nine months ended September 30,
(In thousands)	2009	2008
Construction of plant and production facilities	$1,842,970	$1,666,163
Purchase of machinery and equipment	1,905,054	1,089,164
Total capital expenditure	$3,748,024	$2,755,327

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”  we are not required to provide this information.

Item 4T.	CONTROLS AND PROCEDURES

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

As a “smaller reporting company” we are required to provide information required by this Item.

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

LIHUA INTERNATIONAL, INC.

November 16, 2009	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 16, 2009	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu Chief Financial Officer
(Principal Financial Officer)