Form 10-K
period 2009-12-31
LIHUA INTERNATIONAL INC.
filed 2010-03-31
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001 per share

Name of each exchange on which registered: NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “ large accelerated filer,” “ accelerated filer” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was zero.

The number of shares outstanding of the registrant’s common stock as of March 24, 2010 was 24,857,717.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2009

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.lihuaintl.com

PART I

ITEM 1.	BUSINESS

Company Overview

Business Overview

We were one of the first vertically integrated companies in China to develop, design, manufacture, market and distribute low cost, high quality, alternatives to pure copper wire, which include copper-clad aluminum wire (“CCA”) and recycled scrap copper wire. Primarily because of its high electrical conductivity, pure copper wire is one of the fundamental building blocks in many components in a wide variety of motorized and electrical appliances such as dishwashers, microwaves and automobiles. In most instances, our CCA wire and recycled scrap copper rod and wire products are an excellent, less costly substitute for pure copper wire products.

We sell our wire products directly to manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries and to distributors in the wire and cable industries. Our track record and reputation for producing high quality products in large quantities has paved the way for rapid expansion of our customer base. We have approximately 300 customers and no one customer accounts for more than 7% of our sales. The copper wire industry in China is large and growing, and essentially all of our product sales are made to domestic customers in China.

Prior to 2009, our business focused primarily on CCA. Our CCA business consists of acquiring CCA with a line diameter of 2.05 mm from our suppliers as a raw material, reducing the diameter of the CCA by drawing it and then annealing and coating it. Our final CCA product typically has diameters from 0.03 mm to 0.18 mm, depending on customer specifications. To meet strong customer demand, we substantially increased our CCA production capacity from 2,200 tons per annum as of the end of 2006 to 7,500 tons per annum as of December 31, 2009.

In addition to our CCA business, in the first quarter of 2009, we began production of copper rod from recycled scrap copper. The copper rod we produced meets the national purity standard for pure copper.  As of December 31, 2009, our scrap copper refinery capacity was approximately 25,000 tons per annum. To the extent our downstream wire-drawing capacity permits, we process our copper rod into copper wire. Because our output of copper rod exceeds our capacity to process it into copper wire, we sell our excess copper rod to other wire manufacturers for further processing. During the nine months ended September 30, 2009, we sold 5,761 tons of copper wire and 8,032 tons of copper rod. We currently are working to expand our wire drawing capacity so that we can use a greater proportion of our copper rod rather than selling it to other manufacturers, thereby increasing our profit margins and overall profitability. We are exploiting a range of marketing strategies for the copper wire business, including cross-selling our copper wire to our existing CCA customers.

Our markets for our three main product categories overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category.  Copper rod is a raw material used in wire and cable production.  Our pure copper rod, which is manufactured from recycled scrap copper, competes directly with copper rod made from “virgin” (e.g. newly mined) pure copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for virgin pure copper, which provides us with a pricing advantage in the market.  During 2009, we sold copper rod to approximately 100 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers as well.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standard is tolerable (such as most household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our three product lines are growing rapidly, due both to growing demand in China for all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue capturing further market share in the copper wire industry. Our copper wire from recycled copper and CCA are increasingly being accepted as alternatives to pure copper wire in the domestic Chinese market. As a result, Our sales and net income have increased substantially during the last three years. We generated sales of $32.5 million, $50.0 million and $161.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. We achieved net income of $7.7 million, $11.7 million and $16.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.  In 2009, we had a non-cash charge of $8.8 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, non-GAAP net income for 2009 was $25.6 million, up 118.7% from the same period last year.

Our capacity to sell our copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the equipment we have installed to produce these products.  Our copper rod is made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have a single horizontal copper rod extrusion production line, fed by two smelters, which is capable of producing 25,000 tons of copper rod per year in total. In 2009 we sold 9,630 tons of copper rod, all of which was produced on this smelter/extrusion line.  As of December 31, 2009, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 18,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We anticipate that we will add six additional high-capacity drawing machines in the first two quarters of 2010, all of which will be used to draw copper wire from our copper rod, and which will increase our annual copper wire production capacity to 25,000 tons.  We further anticipate that we will continue to add drawing machines in the second half of 2010.  Depending on anticipated market demand, we may also add to our smelter/extrusion capacity in the second half of 2010 or the first half of 2011, so that we can increase our production volumes of copper rod.  Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

We continuously pursue technological innovations and improvements in our manufacturing processes. We have obtained one utility model patent in China and have three pending invention patent applications in China related to our production process. In addition, we have entered into a technology cooperation agreement with a university in China. We believe that our emphasis on technological innovations and production efficiency has contributed significantly to our leading industry position in China and will continue to do so for the foreseeable future.

Further, significant barriers to entry make it difficult for newcomers to successfully compete with our CCA and copper wire businesses. For example, with respect to CCA, during the process of drawing, annealing and coating CCA, it is technologically challenging to maintain high quality and maintain the integrity of copper and aluminum weight and volume distribution without breakage, especially for finer diameter wires. Our knowledge and experience in successfully generating high quality CCA fine and super fine wires put us at a significant advantage over would-be competitors. With respect to pure copper wire, our proprietary recycling technology offers us a unique ability to produce high quality pure copper wire from scrap copper.  This enables us to have a lower raw material cost base comparing to pure copper wire produced from “virgin” pure copper sourced from copper mines. Our experience and technology allow us to offer products that are, in most instances, superior and more cost-effective to those that our potential competitors can produce. Because we are already an approved vendor for many of our customers and qualifying new vendors can be time-consuming, we believe we are further advantaged vis-à-vis potential competitors.

To minimize exposure to copper commodity risk exposure, we maintain minimal raw material inventory. In addition, we charge a fixed dollar processing fee for most of our products thus enabling us to pass most of the underlying copper price exposure to our customers, and minimize our exposure to copper price fluctuation. We confirm raw material purchase orders for scrap copper or CCA with suppliers for each sales order only when the applicable sales order has been received. On the other hand, our principal CCA and scrap copper suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. Our most significant supplier of CCA provides approximately 30% of our CCA raw material needs, but we have built a large network of reliable suppliers that deliver high quality raw materials, and accordingly, are not dependent upon any one supplier for our success.

We believe that our experienced management team will continue to leverage our leading technologies and increasing capacity to manufacture, produce, market and distribute cost-effective, high quality CCA, recycled copper wire and other alternatives to pure copper wire. If, as anticipated, worldwide demand for alternatives to pure copper wire grow and we continue to innovate and improve our processes, we will be well positioned to compete in the copper wire market on a global scale.

Corporate Structure

The following diagram illustrates our corporate structure.  All of our subsidiaries are owned directly.

Our Strengths

We believe that the following strengths have contributed to our competitive position in China:

Leading market position and early-mover advantage.  We are one of the leading CCA wire producers in China, as measured by our current annual superfine wire production capacity of 7,500 tons. We are targeting to increase our annual CCA wire production capacity to 10,000 tons by the end of 2010 through internal expansion.

We believe we were one of the first companies in China to produce CCA superfine wire on a commercial scale This early-mover advantage in China coupled with our reputation for high quality products has enabled us to establish a wide array of customer and supplier relationships and to expand our relationships with our existing customers. We have recently launched commercial production of superfine wires that are manufactured from refined scrap copper and are also in the process of developing a super-micro-fine wire production technology.

We believe we are well positioned to leverage our increasing production scale and to expand our customer base and product portfolio, to meet China’s growing demand for cable and wire products.

Proprietary automated and efficient production facility that can be scaled to meet increased demand.  To cope with surging demand, we have continuously expanded our production facility in a very rapid way: our production capacity increased from 2,200 tons per annum in 2006 to 7,500 tons per annum as of December 31, 2009. We have targeted to increase our annual production capacity in CCA wire, copper wire, and scrap copper refinery to 10,000, 25,000 and 25,000 tons, respectively, by the end of 2010, and to 15,000, 50,000 and 100,000 tons, respectively, by the end of 2011. We launched production in our new plant in March 2009.  This new plant occupies about 66,000 square meters and is six times of the size of our old plant.

Efficient proprietary production technology.  We continually pursue technological improvements to our manufacturing processes via our strong in-house development teams. We have obtained one utility model patent for our manufacturing process, and have three other pending invention patents related to our production processes. In addition, we have entered into technology cooperation agreements with research institutes to develop new techniques and processes. Our research and development (“R&D”) efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. The combination of our trade secrets and our proprietary production technology enables us to use lower-cost recycled copper feedstock and to produce wire with a smaller line diameter.

Rigorous quality control standards.  Consistent with our continuing commitment to quality, we impose rigorous quality control standards at each stage of our production process. Since January 2007, our plant has maintained ISO9001:2000, a certification of quality management systems maintained by the International Organization of Standardization and administered by certification and accreditation bodies, which is subject to annual review. For copper magnet wire, we obtained a National Industrial Production License for copper magnet wire in January 2009 and satisfied the UL standard in October 2008. According to a test report dated April 17, 2008, China’s Machinery Industry Quality Supervision and Test Center For Electrical Material and Special Wire and Cable, a government inspection and testing agency, recycle copper rod produced by us satisfied the national standard for electrical copper wire, GB/T3952-1998. We believe these testing results demonstrate our commitment to producing high-quality products as well as providing us with a competitive advantage over certain domestic competitors in the event China implements stricter fuel-quality standards in the future.

Strong technology improvement and R&D capabilities.  Our technology improvement and R&D infrastructure includes a team of more than 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D. We absorb most of the technology related expenses in our production costs, and thus have only incurred R&D costs at very low levels in past years. However, we believe our overall technology-related spending is greater than many of our China-based competitors. We were granted one utility model patent and have three pending invention patents relating to our production process. We believe our knowledge and experience in R&D are the key reason why we were able to become one of the earliest and leading CCA manufacturers in China and enabled us the ability to expedite the launch of our refined superfine copper wire production. In addition, our newly launched scrap copper refinery operation utilizes a proprietary cleaning solution to cleanse and refine recycled scrap copper to high purity copper rod product which meets the national industry standard for pure copper.  As a result, we have been able to take advantage of the emerging market opportunity given the copper price volatility in recent years.

Experienced management and operations teams with local market knowledge.  Our senior management team and key operating personnel have extensive management skills, relevant operating experience and industry knowledge. Mr. Zhu, our founder, Chairman and CEO, has extensive experience managing and operating companies in the cable and wire industry. We believe our management team’s in-depth knowledge of the Chinese market will enable us to formulate sound expansion strategies and to take advantage of market opportunities.

Our Strategies

We will continue to strive to be a leading supplier of copper replacement products in the PRC cable and wire industry, while maximizing shareholder value and pursuing a growth strategy that includes:

Developing market driven new products and processes.  We consistently pursue technological improvements to our manufacturing processes and new product development through our strong in-house technology development team. Our R&D efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. Our combination of trade secrets and proprietary production technology enables us to use lower-cost feedstock and to attain higher product quality. Through innovation and further production efficiencies, we believe our emphasis on R&D will enable us to maintain our position as a leading copper replacement product supplier in the PRC cable and wire industry.

Reliable supplier network for low cost raw materials.  We maintain a long-term supply relationship with several key suppliers. We believe many of our suppliers prefer to sell raw materials to us due to our track record for prompt payment as well as our ability to accept large quantities of raw materials. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable price and delivery terms. With the launch of the scrap copper refinery business, we have also established a scrap copper warehouse in one of the largest scrap metal markets in China.

Production capacity expansion.  In order to accommodate the rapidly increasing demand of our products, we have expanded, and plan to continue to expand, our manufacturing capacity. An increase in capacity has a significant effect on our results of operations, both in allowing us to produce and sell more products and achieve higher revenues, and in lowering our manufacturing costs resulting from economies of scale. We have expanded rapidly since we launched our CCA wire production in 2006. The following table sets forth information on the historical development of our production facilities:

	Plant 1	Plant 2
Location	Danyang, Jiangsu	Danyang, Jiangsu

Began construction	March 1999	March 2008

Began production	January 2006	March 2009

Capacity as of December, 2009 (metric tons per year)	CCA wire-7,500	Copper refinery-25,000

Copper wire-18,000

Site area (square meters)	11,000	66,000

We believe our expansion strategy will enable us to benefit from continued growth in overall copper demand in China. The following sets out our future plan to ramp up our annual manufacturing capacity:

	By the end of
	2009	2010	2011
Copper wire (MT)	18,000	25,000	50,000
CCA wire (MT)	7,500	10,000	15,000
Copper refinery (MT)	25,000	25,000	100,000

Selectively pursue acquisition opportunities.  Although we have not identified a potential acquisition target(s), we may in the future look to acquire businesses or assets that may enhance our market position.

Strengthening our relationships with key customers and diversifying our customer base.  We intend to strengthen our existing relationships with key customers while further expanding our customer base. We plan to continue providing high-quality and cost-competitive products to our existing customers and use our existing customer network and strong industry reputation to expand geographically to strategic locations across China. We plan to increase our sales service personnel to further expand our supplier and customer base and to provide increased coverage of the market. To assist our efforts, we intend to continue to use customer feedback to improve our service quality and strengthen our long-term customer base.

Manufacturing Process

Copper recycling and wire processing

Our copper recycling pre-treatment phase utilizes our proprietary cleaning technology with respect to which we have applied for an invention patent. The process involves manually or mechanically sorting, stripping, shredding and magnetically separating the scrap copper. The scrap copper is then compacted and pre-treated with numerous chemicals. Following the pre-treatment phase, the metal is smelted and fire refined in a furnace. The furnace refining process commences with loading the furnace with the pre-treated metal, smelting it, and then refining and reducing it. Thereafter, the molten copper is continually belt cast and further treated, and the copper rod is ultimately wound into bundles for further processing or sale.

Our fine and superfine wire drawing process utilizes either our recycled copper rod or CCA and involves drawing the wire to the desired final diameter. Whether using recycled copper rod or CCA, the drawing process entails multiple steps, including heat treating, annealing, baking, cooling, quenching and spooling, as may be necessary to achieve the desired wire diameter and other customer specifications. The CCA drawing process, however, is more complex than the process for using recycled copper rod, and utilizes our proprietary trade secrets to ensure that the wire maintains the original bimetallic bond from the raw material. The fine or superfine wire is either sold to customers or is coated and further processed to become magnet wire.

The following illustration is a simplified outline of our process:

Products

Copper Clad Aluminum (CCA)

CCA is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core. This structure is set out in the following CCA illustration:

Note: The illustration is not drawn to scale.

Over the past five years, CCA has become a viable and popular alternative to pure copper wire. In comparison with solid copper wire, CCA raw material costs are generally 35% to 40% lower per ton. CCA and pure copper raw materials are purchased based on weight. Since aluminum accounts for approximately eighty six percent (86%) by volume of CCA wire, each ton of CCA wire can yield 2.5 times the length of each ton of solid copper wire. Our CCA products are a cost effective substitute for pure copper wire in a wide variety of applications such as wire and cable, consumer electronic products, white goods, automotive parts, utility applications, telecommunications, and specialty cables.

We produce CCA wire with the line diameter in the range of 0.03 mm to 0.18 mm. We produce and distribute wire in the following forms:

•	Fine wire. Fine wire is sold to smaller wire manufacturers for further processing; and

•	Magnet wire. Magnet wire can be fine or super fine and is the basic building block of a wide range of motorized appliances and is mainly used for its electrical conductivity.

•	Tin plated wire. Tin plated wire is mainly used for the transmission of audio and visual signals.

We produce in accordance with customer orders and we customize our products based on customer specifications. Customer specifications vary depending on the end use of the CCA wire, but are primarily determined based upon two measurements, the thickness of the copper layer on the aluminum core and the diameter of the CCA wire.

Copper Rod

In March 2009, we launched the manufacturing of copper rod from our newly acquired continuous production system for fire refining, melting and rod casting. We use scrap copper as the raw material to manufacture and sell copper rods. In addition, we produce cable and copper magnet wire from copper rods.

The following table has set out the end uses of copper rod based wire products:

Cable

•	Used for:

•	telephone drop wire and conductors;

•	electric utilities; transmission lines, grid wire, fence and structured grounds;

•	industrial drop wire, magnet wire, battery cables, automotive wiring harnesses; and

•	electronics: radio frequency shielding

Magnet wire

•	Used in:

•	electronic motors, transformers, water pumps, automobile meters, energy, industrial, commercial, and residential industries.

Quality Control

We apply rigorous quality control standards and have implemented safety procedures at all phases of our production process. Since January 2007, our plant has maintained ISO9001:2000, a certification of quality management systems maintained by the International Organization of Standardization and administered by certification and accreditation bodies.

Quality assurance efforts have been made on various lines of products in the following ways:

•
Copper magnet wire.  We strictly follow the mandatory national product standard in China, and obtained National Industrial Production License for copper magnet wire in January 2009 and satisfied UL standards in October 2008.

•
Scrap copper refinery.  According to a test report dated April 17, 2008 of China’s Machinery Industry Quality Supervision and Test Center For Electrical Material and Special Wire and Cable, a government inspection and testing agency, our copper rods satisfied the national standard for electrical copper wire, GB/T3952-1998.

•	CCA wire. We strictly follow the industry recommended standards.

We believe the testing results we have obtained demonstrate our commitment to producing high-quality products and provide us with a competitive advantage over certain domestic competitors in the event China implements stricter quality standards in the future.

Raw Materials and Suppliers

We primarily use CCA wire with a line diameter of 2.05 mm, produced by our bimetallic wire suppliers, to manufacture superfine CCA wire. Our raw material procurement policy is to use only long-term suppliers who have demonstrated quality control, reliability and maintain multiple supply sources so that supply problems with any one supplier will not materially disrupt our operations. In order to avoid copper price volatility exposure, we do not maintain raw material inventory. We confirm raw material purchase orders with suppliers only when the relevant sales orders are received. On the other hand, our principal suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. Suppliers are generally paid with a credit term of 30 days.

For our scrap copper refinery, we primarily use No. 2 scrap copper in our production of two types of recycled copper: cable and magnet wire. We purchase the materials through dealers and the scrap metal market. We have recently established a scrap copper raw material warehouse in one of China’s largest scrap metal markets. Scrap copper is generally purchased with cash on delivery terms. We believe that we will have access to an adequate supply of scrap copper on satisfactory commercial terms due to the numerous scrap dealers located throughout Guangdong Province in the PRC.

For each of the fiscal years ended December 31, 2007, 2008 and 2009 our five largest suppliers accounted for 100%, 100% and 74% of our total purchases, respectively, and our single largest supplier accounted for 26.8%, 46.5% and 20.3% of our total purchases, respectively.  We believe that we will have access to and an adequate supply of raw material on satisfactory commercial terms. In 2009, our top five suppliers are as following:

•	Qingyuan Zhongbian Metal Co., Ltd.

•	Shanghai Jingsheng Metal Co., Ltd.

•	Guangfeng Recycling Metal Co., Ltd.

•	Hailiang Metal Trading Co., Ltd.

•	Nanhai Zhengjing Metal Co., Ltd.

Sales, Marketing and Distribution

Chinese domestic market sales account for a majority of our revenue. We target our sales efforts primarily in the coastal provinces of Guangdong, Fujian, Zhejiang, Jiangsu and Shanghai areas, where the majority of our customers are located. We have a sales staff of approximately 30 employees. We maintain 9 sales offices in China, including 3 in Guangdong, 3 in Zhejiang, 1 in Fujian, 1 in Shandong, and 1 in Anhui. We participate in industry expositions in which we showcase our products and services and from which we obtain new customers.

We have a small fleet of trucks that deliver merchandise to customers located within three hours from our production facilities. Alternatively, we contract with independent third-party trucking companies to deliver our products when necessary.

Customers

We sell our products in China either directly to manufacturers or through distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. For 2007, 2008 and 2009, we did not have any single customer which accounted for over 10% of our total revenue.

For the year ended December 31, 2007, 2008 and 2009, our five largest customers accounted for 14.5%, 20.2% and 6.9% of our total sales, respectively, and the single largest customer accounted for 3.0%, 6.6% and 1.6% of our total sales, respectively. We generally extend unsecured credit for 30 days to large or established customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end.

Competition

China is the world’s largest producer and market for cable and wire. Our sales are predominantly in the PRC, and as a result, our primary competitors are PRC domestic companies. To a lesser degree we face competition from international companies.

We believe being located in China provides us with a number of competitive factors within our industry, such as:

•	Pricing. A producer’s flexibility to control pricing of products and the ability to use economies of scale to secure competitive pricing advantages;

•	Technology. A producer’s ability to manufacture products efficiently, utilize low-cost raw materials, and to achieve better production quality; and

•
Barriers to entry.  A producer’s technical knowledge, access to capital, local market knowledge and established relationships with suppliers and customers to support the development of commercially viable production facilities.

Competition in the bimetallic industry, particularly in China, can be characterized by rapid growth and a concentration of manufacturers. We believe we differentiate ourselves by being an early mover in the industry, and by offering superior product quality, timely delivery and better value. We believe we have the following advantages over our competitors:

•	the performance and cost effectiveness of our products;

•	our ability to manufacture and deliver products in required volumes, on a timely basis, and at competitive prices;

•	superior quality and reliability of our products;

•	our after-sale support capabilities, from both an engineering and an operational perspective;

•	excellence and flexibility in operations;

•	effectiveness of customer service and our ability to send experienced operators and engineers as well as a seasoned sales force to assist our customers; and

•	overall management capability.

Research and Development

Our superfine wire manufacturing technology was developed and refined in-house by our technology improvement and R&D team. This team comprises over 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D.

We absorb most of the development technology related expenses in our production costs, and thus have only reported R&D costs at very low levels in the past years. For each the fiscal years ended December 31, 2007, 2008 and 2009, we reported R&D costs of $56,143, $60,041 and $141,258. However, we believe our overall technology development related spending is greater than many of our China-based competitors.

We believe our commitment to, and knowledge and experience in, R&D are the key reasons why we were one of the earliest and leading CCA wire manufacturers. This expertise has enabled us to expedite the launch and expansion of our superfine copper wire production. Therefore, we were able to take advantage of the market opportunity that emerged as a result of the recent copper price volatility.

We plan to continue our R&D efforts, to maintain and strengthen our leading position in China, and to expand into new products and markets. We are currently developing a super-micro-fine CCA wire with line diameter below 0.025 mm, which is used for cell phones, micro-electronic motors, micro-transformers, relays and audiophones. We are in the process of conducting laboratory testing on these products.

On December 18, 2006, Lihua Electron entered into a long term technology cooperation agreement (the “Long Term Technology Cooperation Agreement”) with China Jiangsu University whereby Jiangsu University and Lihua Electron agreed to enter into future technology project agreements and establish a “Co-Lab Center of Jiangsu University-Danyang Lihua Electron Co. Ltd.”, which is the Research Centre and Training Centre for Jiangsu University’s students. The Long Term Technology Cooperation Agreement commenced on January 1, 2007 and terminates on December 31, 2011. In connection with the Long Term Technology Cooperation Agreement, on February 1, 2008, we entered into a technology project agreement with China Jiangsu University for research on copper plating aluminum. Under this agreement, we will pay all research expenses. As of the date hereof, we have not made any such payments. Jiangsu University has agreed to develop the technology, however, the agreement specifies that any intellectual property that arises from the research will belong to both parties.

Intellectual Property

Our manufacturing processes are based on technology substantially developed in-house by our R&D and engineering personnel. We rely on a combination of patent, trade mark, domain names and confidentiality agreements to protect our intellectual property. We require all members of our senior management and our key R&D personnel to sign agreements with us which stipulate, among other things, confidentiality obligations and restrictions on the assignment of intellectual property.

We were granted a utility model patent (patent no.: ZL 2008 2 0034139.8) by the State Intellectual Property Office of the PRC for our “Oxygen-free copper rod pressure cut off device,” effective as of April 16, 2008. The term of this patent is 10 years from the effective date. We have no foreign patents. We currently have the following three invention patent applications in China pending:

Name of IP right	Application Number	Company	Date of Application	Status of Application
1. The production process for copper clad aluminum magnet wire	200710131529.7	Lihua Electron	September 4, 2007	Patent pending
2. Production technology of copper clad magnesium aluminum wire	200810023487.X	Lihua Electron	April 16, 2008	Patent pending
3. A copper cleaning solution	200810023488.4	Lihua Copper	April 16, 2008	Patent pending

•	We are currently using the trademark “Lihua” for all our products. We have applied to register the trademarks “Mei Lihua” in China

•	We are not aware of any material infringement of our intellectual property rights.

Insurance

We maintain various insurance policies to safeguard against risks and unexpected events. In protecting against work-related casualties and injuries, we purchase accidental injury insurance policies for our employees. In addition, we provide social security insurance including pension insurance, unemployment insurance, work related injury insurance and medical insurance for our employees. We also maintain insurance for our plants, machinery, equipment, inventories and motor vehicles. We do not have product liability insurance for our products. All of our products have met the relevant regulatory requirements under PRC laws and we have not been subject to any material fines or legal action involving product non-compliance.

Our Employees

As of December 31, 2009, we had approximately 308 employees, all of whom except one are located in the PRC.  Of our employees, approximately 68% work in manufacturing. The remainder of employees includes engineers, sales and administrative personnel. As a matter of Company policy, we seek to maintain good relations with our employees at all locations. We believe our relationship with our employees is good.

Industry and Market Overview

Cable and Wire Market

According to International Cablemakers’ Federation, China is the world’s largest cable & wire producer. The following chart illustrates China’s historical industry leading position in global and wire production from 2003 – 2007:

Source: International Cablemakers’ Federation, 2009

Magnet Wire Market

Magnet wire represents a sub-category in the cable and wire industry. Magnet wire is an insulated copper or aluminum electrical conductor used in motors, transformers and other electromagnetic equipment. When wound into a coil and energized, magnet wire creates an electromagnetic field. This effect can be used for a variety of purposes, such as energy generation and transformation, which has made magnet wire a basic building block of motorized appliances, automobiles, industrial machinery, residential and commercial heating, ventilating, air conditioning and refrigeration (HVACR) systems, computers, telephones, cell phones, and televisions.

According to a publicly available report by Gobi International, a provider of statistical market research reports and forecasts on insulated wire and cable, in 2006 global consumption of magnet wire was more that $10 billion. The report also indicated that China has the largest demand for magnet wire in the world, and forecasted demand is expected to grow by 38.3% from 2007 to 2012, the highest among all major economies.

The growth in China’s magnet wire market has significantly outpaced the global market since 2000. According to Beijing Kaiboxin Enterprise Consulting Company Ltd (“Kaiboxin”), a China based provider of industry research reports and forecasts, from 2000 to 2005, the global demand for magnet wire increased at a CAGR of 3%, while that of China increased at 17% during the same period. In 2005 China accounted for approximately 29% of the worldwide market, and it is expected to account for 48% of the global market share in 2015.

The following charts indicate the historical and projected growth of the Chinese magnet wire market. As evidenced in the charts, the information technology sector is projected to experience the largest percentage growth through 2015. On a historical basis, in 2005, the electric motor sector represented the largest sub-sector with 53% of the overall market.

China’s Magnet Wire Market

Projected Growth by Sector	2005 Share of Total Demand

Source: Kaiboxin, 2007

Copper

Copper ranks third in the world consumption of metals after iron and aluminum. Copper’s chemical, physical and aesthetic properties make it attractive for many applications including electronics and communications, construction, transportation, and industrial equipment. The chief commercial use of copper is based on its electrical conductivity which is second only to that of silver among all metals. About three quarters of total consumption is accounted for by electrical uses, including power transmission and generation, building wiring, telecommunication, and electrical and electronic products.

According to International Copper Study Group (“ICSG”), world refined copper consumption grew from 14.9 million metric tons (“Mt”) in 2001 to 18.5 million Mt in 2007, a CAGR of 3.7%, as indicated by the following chart:

World Copper Consumption

(Metric Tons)

Source: Copper Development Association Inc., 2008

However, ICSG projected copper consumption to be 18.25 million Mt in 2008 and 18.9 million Mt in 2009, with production projected be 18.4 Mt in 2008 and 19.2 Mt in 2009. This resulted in a supply surplus in 2008 of 109,000 Mt, and the surplus is projected to increase to 277,000 Mt in 2009.

The following chart indicates the major global refined copper consuming nations in the world in 2006, as determined by ICSG. China ranked the largest in the world with a market share of 22%:

Major Copper Consuming Nations, 2006

Source: Copper Development Association Inc., 2008

According to ICSG, in 2006, China consumed 627,000 more tons of refined copper than it produced from primary sources. The shortfall in production was satisfied through recycling of scrap copper as well as copper imports, which are more expensive due to freight costs. We believe that the continued urbanization of China should continue to drive strong copper consumption within China in the future.

The dynamics of constrained supply and growing Chinese demand, as well as the resulting price surge, has contributed to the continued search for cost effective alternatives to pure copper. Manufacturers in the cable and wire industry have begun pursuing and adopting alternative technologies, including the use of scrap copper and cheaper metal aluminum.

Scrap Copper

The secondary copper recovery process is comprised of pyro-metallurgical processes, which are generally technologically mature. This recovery process is divided into four separate operations: scrap pre-treatment, smelting, alloying, and casting. Pre-treatment includes the cleaning and consolidation of scrap in preparation for smelting. Smelting consists of heating and treating the scrap for separation and purification of specific metals. Alloying involves the addition of other metals to copper to obtain desirable qualities characteristic of the combination of metals. In the casting process, the molten metal is poured into molds for being turned into different shapes.

According to ICSG, secondary refined copper accounted for approximately 15.2% of refined copper production in 2007. A price spread between refined copper and scrap copper, reflecting the profit for the recycling process, fluctuates in relation to the movement of copper prices, as well as scrap consumption. The following charts illustrate that the price spread increased steadily together with the copper price and worldwide secondary refined production during 2004 to 2007:

Copper Price vs. Price Spread
between Copper and Scrap	Worldwide Secondary Refined Production

Source: LME, ICSG	Source: ICSG

China is a net importer of copper and has deficient copper reserves. In recent years, China has significantly grown its refining capacity. To meet increased demand, China has been importing raw materials including scrap copper to fill the gap. According to China Metals Information Network, China’s importation of scrap copper increased significantly to 5.58 million Mt in 2007 from 2.5 million Mt in 2000. China’s government has also established industrial policies to encourage the use of scrap copper. In 2007 the import duty on scrap copper in China, historically 1.5%, was removed. In China’s 11th Five-Year (2006 – 2010) Plan it encouraged the greater use of scrap metals to help alleviate a shortfall in supplies and set the target consumption of secondary copper at 35% of total national copper consumption.

Copper Clad Aluminum (“CCA”) Wire

CCA bimetallic materials are an ideal substitute for pure copper, a major raw material component of magnet wire, and a prime alternative to satisfy China’s demand. Bimetallic materials have been in existence for decades, but until recently they have only been selectively adopted due to higher production costs and historically low copper prices. However, as the price of copper increased in recent years, companies have started to use CCA bimetallic materials as an alternative.

CCA wire is the wire composed of an inner aluminum core and outer copper cladding. CCA wire has a significant cost advantage over copper because its main constituent, aluminum is a cheaper metal. In addition to the cost advantages, the properties of CCA wire include:

•	Lighter than pure copper wire;

•	Higher conductivity and strength than pure aluminum wire; and

•	Better solderability than aluminum, due to the lack of an oxide layer which prevents solder adhesion when soldering bare aluminum.

However, CCA wire has a high fabrication cost, as the cladding process is more complex than conventional wire-drawing. As a result, developed economies have not widely used CCA.

As a result of the changes in the market conditions in recent years, Chinese companies perceived a potential market opportunity and installed capacity for production of CCA wire. This has in turn resulted in improvements in the production process and made increased production volumes of CCA wire available from China. As a result of the increased production capacity, China has become leading global supplier in CCA market.

Our Corporate History and Background

From the date of our incorporation until October 31, 2008, we were a “blank check” company with nominal assets. We were originally incorporated in the State of Delaware on January 24, 2006 under the name of Plastron Acquisition Corp. for the purpose of raising capital to be used to merge, acquire, or enter into a business combination with an operating business.

Ally Profit was incorporated in the British Virgin Islands on March 12, 2008 under the Business Companies Act, 2004. In June 2008, Ally Profit became the parent holding company of a group of companies comprised of Lihua Holdings, a company organized under the laws of Hong Kong and incorporated on April 17, 2008, which is the 100% shareholder of each of Lihua Electron and Lihua Copper, each a limited liability company organized under the existing laws of the Peoples Republic of China. Lihua Electron and Lihua Copper were incorporated on December 30, 1999 and August 31, 2007, respectively. We changed our name from Plastron Acquisition Corp. to Lihua International, Inc. on September 22, 2008.

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of March 1, 2010, details of the subsidiaries of the Company are as follows:

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

Government Regulation

Overview

Manufacturing

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, wastewater discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. We are in compliance with all material respects of such laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety and the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

Environmental Matters

Given the nature of our business, we generate waste water, exhaust fumes and noise during our production process. We have implemented a comprehensive set of environmental protection measures to treat emissions generated during our production process to minimize the impact of our production process on the environment. These measures include the following:

•
Waste water.  Waste water processed by our facilities meets the Chinese standard for discharge. To conserve water resources, we also recycle and reuse waste water generated during our production process, which decreases our consumption of water and reduces the discharge of waste water into the environment;

•
Exhaust fumes.  We generate exhaust fumes during our production process. Exhaust fumes generated during our production process are filtered to reduce dust, sulfur dioxide, total suspended particulate, nitrogen oxide and organic elements. In each case, exhaust fumes are treated to comply with national air quality standards; and

•
Noise.  We generate noise through the operation of our heating, ventilation and pumping systems. We typically reduce the noise generated by these activities to a range of 60 decibels to 80 decibels by employing various noise reduction measures that comply with applicable law.

M&A Rules

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

We have been advised by our PRC counsel that the M&A Rule did not apply to the June 2008 restructuring or subsequent share exchange transaction. The restructuring did not require CSRC approval because we were not a special purpose vehicle formed or controlled by PRC Operating Companies or PRC individuals, we were owned or substantively controlled by foreigners, and conversion of our operating entities from a joint venture to a wholly foreign owned enterprise was not and is not subject to the M&A rules.

The M&A rules also require offshore companies formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC Operating Companies or individuals to obtain the approval of the CSRC prior to the public listing of their securities on an overseas stock exchange. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (“Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchanges by special purpose vehicles. However, the CSRC currently has not issued any definitive rule concerning whether the transactions effected by the overseas listing would be subject to the New M&A Rules and Related Clarifications. Article 238 of the PRC Securities Law also provides that any domestic enterprise that directly or indirectly issues any securities abroad or lists its securities abroad for trading shall be subject to the approval of the securities regulatory authority under the State Council according to the relevant provisions of the State Council.

The M&A rules do not have express provisions in terms of penalties for failure to obtain CSRC approval prior to the public listing of our securities. However, there are substantial uncertainties regarding the interpretation, application and enforcement of the above rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company similar to ours is be subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by MOFCOM and the National Development and Reform Commission (“NDRC”) in 2007 classified various industries/business into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/business permitted to have foreign investment. Except for those expressly provided restrictions, encouraged and permitted industries/business are usually 100% open to foreign investment and ownership. With regard to those industries/business restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership. The reason that our business is not subject to limitation on foreign investment and ownership is as follows:

(i) our business falls under the class of “manufacturing of materials for processing beryllium copper straps, lines, pipes and rods”, which is open to 100% foreign investment and ownership;

(ii) our business does not fall under the industry categories that are restricted to, or prohibited from foreign investment; and

(iii) whether a business is subject to foreign investment restriction is subject to interpretation by MOFCOM and/or the NDRC, restructuring of each of our operating entities into a wholly foreign owned enterprise, each of which has been approved by the local MOFCOM, can also directly evidence no limitation on foreign investment and ownership to our business.

Share Exchange

Restructuring

In June 2008, Magnify Wealth, a British Virgin Islands holding company, which was 100% owned by Mr. Chu, developed the Restructuring. At that time, Magnify Wealth was the parent company and sole shareholder of Ally Profit, which was the parent company and sole shareholder of Lihua Holdings. The Restructuring was accomplished in two steps. The first step was the PRC Subsidiary Acquisition. After the PRC Subsidiary Acquisition, the second step was for Magnify Wealth to enter into and complete a share exchange transaction with a US public reporting company, whereby the US company would acquire Ally Profit, Lihua Holdings and the PRC Operating Companies.

PRC Subsidiary Acquisition

The PRC Subsidiary Acquisition was structured to comply with PRC M&A Laws. Under PRC M&A laws, the acquisition of PRC Operating Companies by foreign companies that are controlled by PRC citizens who are affiliated with the PRC Operating Companies, is strictly regulated and requires approval from MOFCOM. However, such restrictions do not apply to foreign entities controlled by foreign persons. These restrictions apply only at the time that PRC Operating Companies are acquired by a foreign entity. In our case, this was July 10, 2008 when the PRC Operating Companies were acquired by Lihua Holdings, which was ultimately beneficially owned by Mr. Chu, a Hong Kong citizen, as the sole shareholder of Magnify Wealth.

Lihua Holdings acquired 100% of the equity interests in the PRC Operating Companies from companies owned by our current CEO, Mr. Zhu, and the Minority Shareholders of the PRC Operating Companies. In addition to being the sole shareholder of Magnify Wealth, Mr. Chu was also a 45.46% owner of Lihua Electron, prior to the consummation of the PRC Subsidiary Acquisition. The aggregate consideration payable by Lihua Holdings to the shareholders of Lihua Electron was $2,200,000, and the aggregate consideration payable by Lihua Holdings to the shareholders of Lihua Copper was $4,371,351.

The Share Transfer Agreement enables Mr. Zhu to receive consideration for selling his interest in the PRC Operating Companies to Lihua Holdings by allowing him to earn back an indirect interest in the PRC Operating Companies without violating PRC laws. At the time of the PRC Subsidiary Acquisition, Mr. Zhu did not have any equity interest in Lihua Holdings. As a PRC citizen, Mr. Zhu would not have been permitted to immediately receive shares in Lihua Holdings or in Magnify Wealth in exchange for his interests in the PRC Operating Companies. Subject to registering with SAFE prior to the exercise and issuance of the Option Shares under the Share Transfer Agreement, which is an administrative task, there is no prohibition under PRC laws for Mr. Zhu to earn an interest in Magnify Wealth after the PRC Subsidiary Acquisition was consummated, in compliance with PRC laws. Pursuant to the original terms of the Share Transfer Agreement, Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth then held by Mr. Chu at the nominal price of $1.00 per share. The Option Shares would vest and become exercisable upon the PRC Operating Companies attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million respectively. If each performance target is met, 25% of the Option Shares would vest and become exercisable forty-five days after December 31, 2008, 25% of the Option Shares would vest and become exercisable forty-five days after December 31, 2009 and the remaining 50% of the Option Shares would vest and become exercisable forty five days after December 31, 2010. However, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for the achievement of the performance targets were agreed. Under the amended agreement as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 was 10% or more higher than the 2008 Target (“Alternate Performance Target”) regardless of whether the performance targets for 2009 and 2010 are met or not, the Option Shares would vest and become exercisable. Mr. Zhu would then be able to exercise the Option Shares in the same percentages and on the same dates as per the original agreement. Since our consolidated net income for 2008 was $11,701,879, which achieved the Alternate Performance Target, Mr. Zhu will be entitled to acquire all of the Option Shares from Mr. Chu pursuant to the following exercise schedule: (i) 25% of the Option Shares are exercisable 45 days after February 14, 2009; (ii) an additional 25% of the Option Shares are exercisable on February 14, 2010; and (iii) the remaining 50% of the Option Shares are exercisable on February 14, 2011. Therefore, as of February 14, 2011, 100% of the Option Shares will be exercisable. As of February 14, 2010, Mr. Zhu was entitled to acquire 50% of the Option Shares, which equals 1,500 shares.

Also on October 22, 2008, the Minority Shareholders entered into subscription agreements to purchase shares in Magnify Wealth at a nominal price of $1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will be issued the shares of Magnify Wealth for which they subscribed in tranches on February 14, 2009, 2010 and 2011 of 25%, 25% and 50%, respectively, which are the same dates the Option Shares are exercisable. The number of subscription shares issuable to Mr. Chu and Europe EDC in the aggregate, are 632 shares and 32 shares, respectively, and was determined based on the proportion of capital contributed by each of them in the PRC Operating Companies. As of February 14, 2010, Mr. Chu was issued 316 shares of Magnify Wealth and Europe EDC was issued 16 shares of Magnify Wealth, which equals 50% of the shares of Magnify Wealth which have been issued as per the subscription agreements as of the date herewith. The subscription agreements enable Mr. Chu, a Hong Kong citizen, and Europe EDC, a Dutch company, to receive an interest in Magnify Wealth in consideration for the sale of their respective interests in the PRC Operating Companies to Lihua Holdings. Because Mr. Chu is a Hong Kong Citizen and Europe EDC is a Dutch company, there is no prohibition or restriction under PRC laws against non-PRC residents or citizens acquiring shares in Magnify Wealth in consideration for the sale of their respective interests in the PRC Operating Companies to Lihua Holdings.

Share Exchange Agreement and Private Placement

On October 31, 2008 the purpose of the Restructuring was realized when we entered into and completed the Share Exchange Agreement with Magnify Wealth and our principal stockholders, pursuant to which we acquired 100% of the ownership of the Ally Profit Companies in exchange for the issuance of 14,025,000 shares of our Common Stock to Magnify Wealth.

On October 31, 2008, we also entered into and completed a securities purchase agreement (“Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale by us in a private placement (“Private Placement”) of 6,818,182 shares of Series A Convertible Preferred Stock (“Preferred Stock”, or “Investor Shares”) and Series A Warrants to purchase 1,500,000 shares of Common Stock, for aggregate gross proceeds of approximately $15,000,000.  All outstanding shares of Preferred Stock have converted into common stock, leaving no shares of Preferred Stock outstanding.

Make Good Escrow

We entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Magnify Wealth initially placed 6,818,182 shares of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “Escrow Shares”) into an escrow account to be held as security for the achievement of certain net income and earnings per share targets in 2008 and 2009. We targeted $12 million in net income and $0.50 earnings per share for the fiscal year 2008 (the “2008 Performance Threshold”). For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. Because we achieved at least 95% of the 2008 Performance Threshold the Escrow Shares are continuing to be held in escrow pending the results of the 2009 Performance Threshold, which is $18 million in audited net income and $0.76 earnings per share. If we achieve the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth.  If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or us. With respect to the 2008 and 2009 performance thresholds, net income is defined in accordance with US GAAP and reported by us in our audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Zhu upon the exercise of options granted to Mr. Zhu by shareholder of Magnify Wealth, as of the date thereof.  We have met the 2008 and 2009 performance thresholds and the Escrow Shares will be released back to Magnify Wealth.

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

Key employees are essential to growing our business.

Mr. Jianhua Zhu, Ms. Yaying Wang and Mr. Roy Yu, along with Ms. Zhu Junying, Mr. Yin Falong and Mr. Yu Niu are essential to our ability to continue to grow our business. Each of these key employees have established relationships within the industries in which we operate. Each of these employees have agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination. Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

In the past several years we have derived a significant portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

Previously, our customer base has been highly concentrated. For the year ended December 31, 2009 and each of the fiscal years ended December 31, 2006, 2007 and 2008, our five largest customers accounted for 6.9%, 22.5%, 14.5% and 20.2% of our total sales, respectively, and the single largest customer accounted for 1.6%, 5.0%, 3.0% and 6.6% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

One shareholder owns a large percentage of our outstanding stock and could significantly influence the outcome of our corporate matters.

Currently, Magnify Wealth beneficially owns approximately 55.3% of our outstanding Common Stock. Mr. Zhu, our Chairman and CEO, is the sole director of Magnify Wealth. As the sole director of Magnify Wealth, Mr. Zhu has the sole power to vote the shares of our Common Stock owned by Magnify Wealth, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Additionally, pursuant to the Share Transfer Agreement, Mr. Zhu has an option that vests over time, the conditions of which have been met as of the date herewith, allowing Mr. Zhu to purchase up to 3,000 shares of Magnify Wealth from Mr. Chu (the “Option Shares”). At such time as Mr. Zhu exercises and acquires, all of the Option Shares, he will own shares representing 81.9% of Magnify Wealth’s issued and outstanding shares. As of March 23, 2010, Mr. Zhu was entitled to acquire 50% of the Option Shares, which equals 1,500 shares. Once the Option Shares are exercised, Mr. Zhu will then also have a controlling equity interest in Magnify Wealth. This concentration of ownership in our shares by Magnify Wealth will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Risks Associated With Doing Business In China

There are substantial risks associated with doing business in China, as set forth in the following risk factors.

The application of PRC regulations relating to the overseas listing of PRC domestic companies is uncertain, and we may be subject to penalties for failing to request approval of the PRC authorities prior to listing our shares in the U.S.

On August 8, 2006, six PRC government agencies, namely, MOFCOM, SAIC, CSRC, SAFE, the State Assets Supervision and Administration Commission, and the State Administration for Taxation, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “New M&A Rules”), which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles”, that are (1) formed for the purpose of overseas listing of the equity interests of PRC companies via acquisition and (2) are controlled directly or indirectly by PRC companies and/or PRC individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. On September 21, 2006, pursuant to the New M&A Rules and other PRC Laws, the CSRC published on its official website relevant guidance with respect to the listing and trading of PRC domestic enterprises’ securities on overseas stock exchanges (the “Related Clarifications”), including a list of application materials regarding the listing on overseas stock exchange by special purpose vehicles. Based on our understanding of current PRC Laws and as advised by our PRC counsel, because (i) the CSRC currently has not issued any definitive rule or official interpretation concerning whether our offering is subject to the New M&A Rules and Related Clarifications; (ii) we were and are not a special purpose vehicle formed or controlled by PRC individuals; and (iii) conversion of Lihua Electron and Lihua Copper from a joint venture to a wholly foreign owned enterprise was and is not subject to the New M&A Rules in accordance with Rule 55 of the New M&A Rules and Guidance Manual on Administration of Entry of Foreign Investment issued by the Department of Foreign Investment Administration of the MOFCOM in December 2008, we were and are not required to obtain the approval of CSRC under the New M&A Rules in connection with this offering.

However, there are substantial uncertainties regarding the interpretation, application and enforcement of these rules, and CSRC has yet to promulgate any written provisions or formally to declare or state whether the overseas listing of a PRC-related company structured similar to ours is subject to the approval of CSRC. Any violation of these rules could result in fines and other penalties on our operations in China, restrictions or limitations on remitting dividends outside of China, and other forms of sanctions that may cause a material and adverse effect to our business, operations and financial conditions.

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

We have granted stock options to one of our directors who is a PRC citizen and, our CEO, Mr. Zhu, has options to purchase shares in our majority shareholder, Magnify Wealth, which may require registration with SAFE. We may also face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. Further, it is also not clear whether Circular 78 would require SAFE approval for stock options in Magnify Wealth that are granted to Mr. Zhu. For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We have adopted an equity compensation plan and have begun to make option grants to some of our directors, one of which is a PRC citizen. Circular 78 may require PRC citizens who receive option grants to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans, or the option grant from Magnify Wealth to Mr. Zhu are subject to Circular 78, failure to comply with such provisions may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Because our principal assets are located outside of the United States and with the exception of one director, our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

With the exception of one director, all of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

Risks Related to our Securities

We may need additional capital and may sell additional securities or other equity securities or incur indebtedness, which could result in additional dilution to our shareholders or increase our debt service obligations.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our cash resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or equity-linked debt securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Common Stock is traded on NASDAQ, a national securities exchange. We cannot assure you that our securities will meet the continued listing requirements be listed on NASDAQ in the future.

If NASDAQ delists our Common Stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If our shares of Common Stock become subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our shares of Common Stock have a market price per share of less than $5.00, transactions in our Common Stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our Common Stock become subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

ITEM 2.	PROPERTIES

Under the current PRC law, land is owned by the state, and parcels of land in rural areas which is known as collective land is owned by the rural collective economic organization “Land use rights” are granted to an individual or entity after payment of a land use right fee is made to the applicable state or rural collective economic organization. Land use rights allow the holder the right to use the land for a specified long-term period.

We occupy our properties located in Danyang City, Jiangsu Province, PRC under land use rights for purposes of production, R&D and employee living quarters. We have land use rights, all expiring in 2058, for a total of approximately 77,000 square meters of land for all of our existing plants and plants under construction.

On April 12, 2009, Lihua Copper entered into a lease agreement for a cargo yard located at Liangdong Industrial Development Area, LiangQingTang, Dali, Guangdong Province, Nanhai District in China. The lease is for a five year term, which began on May 2, 2009 and terminates on May 1, 2014. From May 2, 2009 to May 1, 2012, the monthly rent is RMB 28,000 ($4,105), from May 2, 2012 to May 1, 2013, the monthly rent is RMB 31,000 ($4,544), and from May 2, 2013 to May 1, 2014, the monthly rent is RMB 33,000 ($4,837).

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “LIWA” since September 4, 2009. The closing price for our common stock on Nasdaq on March 24, 2010, was $8.64 per share.

The following table shows by each fiscal quarter and partial period, where applicable, the range of high and low bid prices reported by Nasdaq, in each fiscal quarter from September 4, 2009, the date of our initial public offering, to March 24, 2010.

2010	High	Low
First quarter – March 24	$11.77	$7.50
2009
September 4, 2009 – September 30, 2009	$10.20	$4.60
Fourth quarter	$12.69	$6.26

At March 24, 2010, there were 24,857,717 shares of our common stock outstanding. Our shares of common stock are held by approximately 24 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common sock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

None

Use of Proceeds from Registered Offering

On September 10, 2009, we consummated a public offering of 2,300,000 shares of common stock at a public offering price of $4.00 per share and an over-allotment of an additional 300,000 shares for gross proceeds of approximately $10,400,000 and net proceeds of $9,580,000, after deducting underwriting discounts and offering commissions.  There were no payments, direct or indirect, made to any directors, officers, or their associates; to persons owning 10% percent or more of any class of our equity securities of the issuer; or our affiliates of the issuer, or direct or indirect payments to others.

We offered the shares sold in the offering pursuant to Registration Statements on Forms S-1, as amended (Registration Statement Nos. 333-159705 and 333-161726) filed with the Securities and Exchange Commission), which were declared effective by the SEC on September 4, 2009.  We used approximately $4 million of net proceeds from the offering for working capital and general corporate purposes and approximately $3.9 of net proceeds to purchase additional high speed fine wire drawing machines to process excess copper rod.

The offering was underwritten by Broadband Capital Management LLC and Rodman & Renshaw, LLC, who acted as joint book-running managers for the offering.

Equity Compensation Plan Information

See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for disclosure regarding our Equity Compensation Plans.

ITEM 5.	SELECTED FINANCIAL DATA

The following selected consolidated statement of income data, and other consolidated financial data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data (other than U.S. dollar data) as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in the prospectus. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this prospectus.

	Year Ended December 31,
	2009		2008
	US$	% of Sales	US$	% of Sales
	(in thousands, except for percentages, pershare and operating data)
Consolidated Statement of Income Data:

Sales
CCA and Copper wire	109,398	67.7%	50,006	100.0%
Refined Copper rod	52,146	32.3%	—	—
Total Sales	161,544	100.0%	50,006	100.0%

Cost of sales
CCA and Copper wire	(78,081)	-48.3%	(33,202)	-66.4%
Refined Copper rod	(47,230)	-29.2%	—	—
Total cost of sales	(125,311)	-77.6%	(33,202)	-66.4%

Gross profit	36,233	22.4%	16,804	33.6%

Selling expenses	(1,722)	-1.1%	(700)	-1.4%
Admin expenses	(3,992)	-2.5%	(1,907)	-3.8%
Income from operations	30,519	18.9%	14,197	28.4%

Interest income	174	0.1%	68	0.1%
Interest expenses	(335)	-0.2%	(515)	-1.0%
Merger cost	—	—	(259)	-0.5%
Change in fair value of warrants	(8,831)	-5.5%
Other income (expenses)	501	0.3%	4	0.01%

Income before tax	22,027	13.6%	13,495	27.0%
Income tax	(5,248)	-3.2%	(1,793)	-3.6%
Net income	16,779	10.4%	11,702	23.4%

Earnings per share
—Basic	0.94		0.75
—Diluted	0.88		0.70

Other Consolidated Financial Data:
Gross profit margin(1)	22.4%		33.6%
Operating profit margin(1)	18.9%		28.4%
Net profit margin(1)	10.4%		23.4%

Consolidated Operating Data:
Shipment volume (ton)
CCA and Copper wire	15,353		5,966
Refined Copper rod	9,630		—
Average selling price ($ per ton)
CCA and Copper wire	7,126		8,382
Refined Copper rod	5,595		—

Consolidated Balance Sheet Data:
Cash and cash equivalents	34,615		26,042
Accounts receivable	10,996		5,043
Inventories	17,534		587
Property, plant and equipment	18,424		7,441
Total assets	91,167		56,813
Secured short-term bank loans	2,197		6,145
Total liabilities	9,386		9,021
Total shareholders’ equity	81,781		34,675
Total liabilities and shareholders’ equity	91,167		56,813

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company for the fiscal years ended December 31, 2008 and 2009, should be read in conjunction with the selected financial data, the financial statements and the notes to those statements that are included elsewhere in this filing. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this registration statement. We use terms such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are principally engaged in the production of copper replacement cable and wire products which include CCA wire and pure copper wire produced from refined scrap copper.

We manufacture and sell three major types of copper replacement wire and cable products: CCA wire, pure copper wire and pure copper rod.  The pure copper wire and pure copper rod products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process.

We are currently one of the leading CCA superfine wire producers in China. Furthermore, we believe we were among one of the first manufacturers which commercialized CCA superfine wire production in China. Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire.  In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin.  The value added-ness of our CCA superfine wire products lies in our ability and technology to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.

In the first quarter of 2009, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or we further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, comparing with pure copper wires manufactured from newly mined copper.   We believe that our pricing advantage can be maintained regardless of fluctuations in the commodity price of copper.

We have expanded our business from the CCA superfine wire segment into the recycled copper rod and wire business because we believe that the recycled copper rod and wire segment allows us to sell into the much bigger pure copper wire market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to superfine wire drawing.  We believe that both the CCA superfine wire and the copper rod and wire segments are growing markets and offer us substantial opportunity to increase our sales in the future.  In absolute terms, the copper rod and copper wire markets are much larger than the CCA superfine wire market, which although fast growing as pure copper wire substitute, still has its own limitations and cannot replace the entire pure copper wire market.  While the copper rod and copper wire markets generally carry lower gross margins than our higher value-added CCA fine wire products, the potential absolute dollar value of gross profit available to us from the copper rod and wire markets are greater than those available from the CCA fine wire market.  We anticipate that we will continue to expand production capacity in both segments, but that the majority of our investment and resulting planned growth in sales volume will occur in the copper rod and fine wire segment, which caters to a much bigger pure copper products market, comparing with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our markets for our three main product categories (CCA wire, copper wire and copper rod) overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our copper rod, which is manufactured from recycled scrap copper, competes directly with copper rod made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market.  During 2009, we sold copper rod to approximately 100 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our three product lines are growing rapidly, due both to growing demand in China for all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper wire industry. CCA and copper wire produced from recycled copper are increasingly being accepted as cheaper alternatives to pure copper wire. As a result, Our sales and net income have increased substantially during the last three years. We generated sales of $32.5 million, $50.0 million and $161.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. We achieved net income of $7.7 million, $11.7 million and $16.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.  In 2009, we had a non-cash charge of $8.8 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.

Our capacity to sell our copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the equipment we have installed to produce these products.  Our copper rod is made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have a single horizontal copper rod extrusion production line, fed by two smelters, which is capable of producing 25,000 tons of copper rod per year in total.  As noted above, for the fiscal year ended December 31, 2009, we sold 9,630 tons of copper rod, all of which was produced on this smelter/extrusion line.  As of December 31, 2009, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 18,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We anticipate that we will add six additional high-capacity drawing machines in the first two quarters of 2010, all of which will be used to draw copper wire from our copper rod, and which will increase our annual capacity to 25,000 tons of copper wire, equivalent to the annual output of the existing smelters.  We further anticipate that we will continue to add drawing machines in the second half of 2010.  We may also add to our smelter/extrusion capacity in the second half of 2010 or the first half of 2011, so that we can increase our production volumes of copper rod.  Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

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

Economic conditions in China

We operate our manufacturing facilities in China and derive the majority of our revenues from sales to customers in China. As such, economic conditions in China will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a CAGR of 11% in gross domestic product from 1996 through 2007. Domestic demand for and consumption of copper and CCA products have increased substantially as a result of this growth. We believe that economic conditions in China will continue to affect our business and results of operations.

Copper prices

Generally the price of our products is set at a certain discount to local retail copper prices, and we believe our products replace or supplement copper. For these reasons, our products are affected by the market price, demand and supply of copper.

We price our recycled copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in China, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures, during the past three years the mark-up, or our gross and net profit in absolute dollars, have not been materially affected by the change in copper prices.

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  CCA magnet wire and CCA tin plated wire are final products from which we will derive the highest production markup, or gross profit.  We also generate a significant portion of revenue from selling semi-finished products such as CCA fine wire at a lower production cost markup, or gross profit.

The March 2009 launch of our scrap copper refinery business has changed our product mix and gross margins.  Generally, copper rod contributes a lower gross profit margin compared to finished wire products.  We are still at an early development stage of this new business segment, and our copper rod production capacity exceeds our copper wire drawing capacity.  Therefore, we currently must sell a percentage of our copper rod production into the open market on an unimproved basis, at lower profit margins.  However, we expect a gradual ramping up of our wire production facilities and thus we will likely be able to utilize a substantial proportion of our copper rod production capacity as raw material for our copper wire production. As a result, we expect to sell more copper wire at higher profit margins than copper rod over time.

PRINCIPAL INCOME STATEMENT COMPONENTS

Sales

Our sales are derived from sales of CCA wire, copper wire and copper rod produced from refined scrap copper, net of value-added taxes.

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

Gross Profit

Our gross profit is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper.  We are also able to price our products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit.

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

Other income and expense

Other income and expense include interest income, interest expense, merger costs, foreign currency translation adjustments, and other income.

Our interest expense consist of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock, and Series B Warrants to purchase 500,000 shares of Common Stock, increased to $11,137,849 as of December 31, 2009. As such, the Company recognized a $8,831,161 loss, which is a non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

Other

The other income was generated as a gain on sales of scrap raw materials in 2009.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Sales

Our business for the year ended December 31, 2009 continued to demonstrate robust growth.  Net sales increased by 223.0% from $50.0 million in 2008 to $161.5 million in 2009. This growth was primarily driven by strong market demand in our CCA and copper wire products as well as the launch of our scrap copper refinery business. The growth was offset by a decline of the average selling price (measured on a per-ton sold basis).  Our average selling price declined with the addition of lower-price copper rod in the mix. In 2008 we did not sell any copper rod or wire – 100% of our sales volume was comprised of CCA wire. In 2009, the majority of our sales volume was comprised of copper rod and copper wire.  Please see the table below for more details regarding the product sales breakdown by specific category.

	Year ended December 31,
	2009			2008
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$109,397,857	15,353	7,126	50,006,057	5,966	8,382
Copper rod	$52,145,577	9,630	5,595	—	—
Total	$161,543,434	24,983	$6,547	50,006,057	5,966	$8,382

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the year ended December 31, 2009 and 2008:

	Year ended December 31,				Growth in year ended December 31, 2009 compared to year ended December 31, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$161,544	100.0%	$50,006	100.0%	223.0%
Total cost of sales	(125,311)	(77.6)%	(33,202)	(66.4)%	277.4%
Gross Profit	$36,233	22.4%	$16,804	33.6%	115.6%

Total cost of sales for the year ended December 31, 2009 was $125.3 Million, reflecting an increase of 277.4% from the same period last year. As a percentage of total sales, our cost of sales increased to 77.6% of total sales for the year ended December 31, 2009, compared to 66.4% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 22.4% in the year ended December 31, 2009 from 33.6% for the same period last year, principally due to the addition of refined copper products, which have a lower margin compared to our CCA products.

Gross profit for the year ended December 31, 2009 was $36.2 million, up 115.6% from gross profit of $16.8 million for the same period in 2008.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the year ended December 31, 2009 and 2008:

	Year ended December 31,				Growth in year ended December 31, 2009 compared to year ended December 31, 2008
	2009		2008
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$36,233	22.4%	$16,804	33.6%	115.6%
Operating Expenses:
Selling expenses	(1,722)	(1.1)%	(700)	(1.4)%	146.0%
General & administrative expenses	(3,992)	(2.5)%	(1,907)	(3.8)%	109.3%
Total operating expense	(5,714)	(3.6)%	(2,607)	(5.2)%	119.2%
Income from operations	$30,519	18.9%	$14,197	28.4%	115.0%

Total selling, general and administrative expenses were $5,714,000 for the year ended December 31, 2009, compared to $2,607,000 for the same period last year, and increase of 119.2%.

Selling expenses were $1,722,000 for the year ended December 31, 2009, an increase of 146.0% compared to the same period last year. The increase was attributable to:
•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were $3,992,000 for the year ended December 31, 2009, an increase of 109.3% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $335,335 for the year ended December 31, 2009, compared to $514,950 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the year ended December 31, 2009, income tax expense was $5,247,647, reflecting an effective tax rate of 23.8% from operation.  The effective tax rate for the same period in 2008 was 13.3%.

In 2008 and 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.

Net Income

Net income for the year ended December 31, 2009 was $16.8 million, or 10.4% of net revenue, compared to $11.7 million, or 23.4% of net revenue, in the same period in 2008. The net income for the year ended December 31, 2009 was impacted by an $8.8 million non-cash charge as a result of the change of the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, net income for the year ended December 31, 2009 was $25.6 million, up 118.9% from the same period last year.

Foreign Currency Translation Gains

During the year ended December 31, 2009, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $57,753.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares from capital market.

As of December 31, 2009, we had approximately $34.6 million in cash, up $8.6 million from $26.0 million at December 31, 2008.The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2009	2008
	(US$)
Net cash provided by operating activities	$8,427,074	$15,837,702
Net cash used in investing activities	(5,094,444)	(4,693,086)
Net cash provided by financing activities	5,210,460	10,966,675
Effect of exchange rate on cash and cash equivalents	29,899	716,909
Cash and cash equivalents at beginning of period	26,041,849	3,213,649
Cash and cash equivalents at end of period	$34,614,838	$26,041,849

Operating activities

For the year ended December 31, 2009, cash provided by operating activities totaled $8.4 million compared to $15.8 million in the same period of 2008. This was primarily attributable to: i) a $16.8 million increase in net earnings; ii) a $5.9 million accounts receivable increase driven by revenue growth; iii) a $16.9 million inventory increase, principally in copper rods, to support planned expansion and sales growth in copper wire; iv) a $1.1 million increase in income tax payable; v) a $2.9 million accounts payable increase due to the growth of revenue; and vi) net income was offset by a $8.8 million non cash charge, which was caused by the increase of fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008.

Investing activities

For the year ended December 31, 2009 we had a net cash outflow of $5.1 million from investing activities for the purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery, and building up new workshops, all being part of our planned expansion.

Financing activities

For the year ended December 31, 2009 we had a net cash inflow of $5.2 million from financing activities which was primly driven by (i) $7.9 million proceeds from issuance of new shares in an Initial Public Offering in September; (ii) $1.2 million released from the escrowed cash related to our October 2008 issuance of convertible Preferred Stock, as the Company satisfied certain legal post-closing conditions; (iii) the borrowing of $2.2 million in short term bank loans for working capital related to recently added production lines; (iv) offset by a repayment of bank loans of $6.2 million.

Capital expenditure

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2007, 2008 and 2009, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2010, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new production facilities we currently have two horizontal smelters, which can produce 25,000 tons of refined copper rods per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 18,000 tons of copper wire. Therefore, we plan to have six new high speed production lines in production by the end of the second quarter of 2010 while increasing our copper wire production capacity to 25,000 tons per year. Of that capacity, 15,000 tons per year will be copper magnet wire and 10,000 tons per year will be copper fine wire. We also plan to have another four production lines in production by the end of 2010, increasing our CCA wire production capacity to 10,000 tons per year. Of that capacity, 6,000 tons per year will be CCA magnet wire and 4,000 ton per year will be CCA fine wire. We believe that our existing cash, cash equivalents and cash flows from operations, proceeds from our initial public offering and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

Our Days Sales Outstanding (DSO) has improved from 36 days to 26 days in 2009 because of the change in our product mix. In 2008, we produced 5,966 tons of CCA wire, which was the only product during that year. In the first quarter of 2009, we commenced operations of our smelter/extrusion production line that manufactures recycled copper rod. In 2009, we produced 15,353 tons of CCA and copper wire and 9,630 tons of copper rod, but during the same period of 2008 we only produced 5,966 tons of CCA wire. As CCA is an emerging product in China, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper rod and copper wire, are in such high demand that we don’t have to extend credit terms, which is the primary reason our overall DSO has improved as we have introduced recycled copper wire and copper rod as new product lines. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	Year ended December 31,
	2009	2008
	Accounts Receivable	Accounts Receivable
CCA wire and Copper wire	$8,714,670	$5,042,739
Copper rod	2,281,760	—
Total	10,996,430	5,042,739

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

Under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

(b)	Changes in Internal Controls.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 24, 2010.

Name	Age	Position

Jianhua Zhu	48	Chief Executive Officer, President and Director

Yang “Roy” Yu	27	Chief Financial Officer and Treasurer

Yaying Wang	47	Chief Operating Officer, Secretary and Director

Robert C. Bruce*	47	Independent Director

Jonathan P. Serbin*	40	Independent Director

Kelvin Lau*	47	Independent Director

Yin Falong	45	Chief Engineer

Yu Niu	36	Chief Engineer

Zhu Junyin	31	VP, Sales and Marketing
_________
* Denotes membership on the Audit Committee, Nominating and Corporate Goverance Committee and Comp

Below is the five year employment history of each director, executive officer and significant employees listed above.

Jianhua Zhu, President and Chief Executive Officer of the Company and the Chairman of the Board of Directors, has over 20 years of experience in China’s copper industry. From Lihua Electron’s inception in October 1999 and from Lihua Copper’s inception in September 2007 until July 30, 2008, Mr. Zhu served as the sole member of the board of directors. Mr. Zhu currently serves as the Executive Director of Lihua Electron and Lihua Copper. In addition to overall management of the Company, Mr. Zhu is responsible for corporate and product development and governmental regulations.

Yang “Roy” Yu, is the Company’s Chief Financial Officer and Treasurer. Mr. Yu served as a member of the Board of Directors from June 24, 2008 until his resignation on December 8, 2008. Between June 2006 and April 2008, Mr. Yu was the Executive Vice President at Fushi Copperweld, Inc. (NASDAQ: FSIN). From May 2005 until June 2006, Mr. Yu was the Chief Financial Officer of Songzai International Holding Group, Inc. (OTCBB: SGZH). From October 2004 until May 2005, Mr. Yu was the Vice President at Yinhai Technology and Development Co. Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance.

Yaying Wang, Chief Operating Officer and a member of the Board of Directors, has over 20 years of experience in China’s copper industry. Ms. Wang has strong technical knowledge of copper and extensive industry relationships. In addition to her responsibilities as COO, Ms. Wang is responsible for the Sales and Production Departments.

Robert C. Bruce, Independent Director. Mr. Bruce has served as an independent member of our Board of Directors since April 8, 2009. Mr. Bruce is President of Oakmont Advisory Group, LLC, a financial management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004, Mr. Bruce served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce serves as a member of the board of directors of ImmuCell Corporation (NASDAQ: ICCC) and China North East Petroleum Holdings Ltd. (NYSE Amex: NEP). Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree from Princeton University.

Jonathan P. Serbin, Independent Director. Mr. Serbin has served as an independent member of our Board of Directors since April 8, 2009. He is current the Chief Executive Officer of D Mobile, Inc., a seller of mobile content in China. Prior to D Mobile, Inc., Mr. Serbin was Chief Financial Officer at EBT Mobile from July 2004 through December 2007. He was also previously the Chief Financial Officer of Hana Biosciences, a biotech development company from January 2004 through July 2004. Mr. Serbin holds a B.A. from Washington University, St. Louis, a J.D. from Boston University and an MBA from Columbia University

Siu Ki “Kelvin” Lau, Independent Director.  Mr. Lau has served as an independent member of our Board of Directors since October 20, 2009.  Mr. Lau has more than 20 years of experience in investment banking and the finance industry. Mr. Lau is currently Managing Director of Capital Markets & Corporate Finance at Mizuho Securities Asia Limited, a Japanese investment bank and securities company, where he leads the structuring and execution of equity and equity-linked capital market transactions and financial advisory activities for Greater China. From May 1997 through mid-November 2008, he worked in the Hong Kong investment banking units of Singapore based DBS Banking group, where he was Managing Director since April 2002 and supervised the origination, structuring and execution of equity capital markets and corporate finance transactions in North Asia. He was Director at the investment banking unit of Credit Agricole Indoseuz during March 1993 and May 1997. Mr. Lau is a fellow member of the Chartered Association of Certified Accountants of the United Kingdom and a member of the Hong Kong Institute of Certified Public Accountants. He holds a Bachelor of Science Degree in Economics from University of London.

Zhu Junying, VP Sales and Marketing. Ms. Zhu has served as the VP of sales of Lihua Electron since its inception in 1999. Ms. Zhu has more than 10 years working experience in Copper Clad Aluminum magnet wire industry. She had held various executive management positions since Lihua Electron was established, including VP of operations, from 2001 to 2005. During her career, Ms. Zhu has focused on the business development, strategic market planning, key account management, contract negotiation and loss prevention. Ms. Zhu graduated from Changzhou Accounting College with a degree in marketing.

Yin Falong, Chief Engineer. Mr. Yin has served as the Production Manager of Lihua Copper since its inception in 2008. Mr. Yin has more than 15 years working experience in copper casting and rolling production line management and has focused on the fire refinery high conductivity copper industry since the market started in China in 2002. He had held executive management positions with a number of copper enterprises prior to joining our company from 2003 to 2007, including Executive Vice President of R&D and production of Hongli Copper Co., Ltd. from 2006 to 2007. During his career, Mr. Yin has focused on the development, design, and processes of pure copper and fire refinery high conductivity copper production. He has designed a proprietary technique for the modified processes of fire refinery high conductivity copper production used by Lihua Copper and has extensive experience in production management. Mr. Yin graduated from Shanghai Smelting Technology College.

Yu Niu, Chief Engineer. Mr. Yu has served as Production Manager of Lihua Electron since 2008. Mr. Yu has more than 15 years working experience in the enameling wire industry. He has held executive management positions with a number of copper enterprises prior to joining our company, including Production Manager of Precision Wire Co., Wuxi. from 2007 to 2008. During his career, Mr. Yu has focused on the development, design, and processes of enameling wire production. Mr. Yu graduated from Nantong Industrial University with a degree in engineering.

Family Relationships

Mr. Jianhua Zhu, our Chief Executive Officer, President and Chairman, and Ms. Yaying Wang, our Chief Operating Officer and a director, are married. There are no other family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past five years.

Corporate Governance

Board of Directors

We have five members serving on our Board of Directors, of which a majority are independent directors. All actions of the Board of Directors require the approval of a majority of the directors in attendance at a meeting at which a quorum is present. During the fiscal year ended December 31, 2009, the Board of Directors met two times and took action by written consent on four occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Board Committees

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee, each of which was formed on April 14, 2009.

Audit Committee

The audit committee members consist of Robert C. Bruce, Jonathan P. Serbin and Kelvin Lau. Each of these members would be considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors.  During the fiscal year ended December 31, 2009, the Audit Committee met four times.

The audit committee oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;

•	review the proposed scope and results of the audit;

•	review and pre-approve the independent auditors’ audit and non-audited services rendered;

•	approve the audit fees to be paid;

•	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;

•	review and approve transactions between us and our directors, officers and affiliates;

•	recognize and prevent prohibited non-audit services;

•	meeting separately and periodically with management and our internal auditor and independent auditors; and

The Audit Committee operates under a written charter. Robert C. Bruce serves as the Chairman of our Audit Committee.

Our board of directors has determined that we have at least one audit committee financial expert, as defined by the rules and regulations of the SEC and NASDAQ, serving on our audit committee, and that Robert C. Bruce is the “audit committee financial expert”.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee is responsible for identifying potential candidates to serve on our board and its committees. The committee’s responsibilities include the following functions:

•	making recommendations to the board regarding the size and composition of the board;

•	identifying and recommending to the board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	establishing procedures for the nomination process;

•	advising the board periodically with respect to corporate governance matters and practices, including periodically reviewing corporate governance guidelines to be adapted by the board; and

•	establishing and administering a periodic assessment procedure relating to the performance of the board as a whole and its individual members.

Each of Messrs. Bruce, Serbin and Lau are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operate under a written charter. Mr. Lau is the Chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee evaluates all nominees, including current directors who may be up for re-election, based on several different professional criteria and in accordance with the minimum requirements as established in its charter and in the Company’s Articles of Incorporation and Bylaws. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders. Stockholders can recommend qualified candidates for the Board of Directors by submitting the candidate’s name and qualifications to: Kelvin Lau, Chairman, Nominating and Corporate Governance Committee, Lihua International, Inc., Flat E 9/F Tower 1, The Waterfront, 1 Austin Road West, Tsim Sha Tsui, Kowloon, Hong Kong. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee was recommended by a stockholder. Among other things, the Nominating and Corporate Governance Committee takes into account, when acting upon nominees, factors such as familiarity with the industry in which the Company operates, experience in working with China-based companies, the relevant expertise of its directors and director nominees, whether the director or nominee would be considered independent, the time that the director or nominee will be able to devote to Company matters, experience with US public companies, language skills and other factors. The Nominating and Corporate Governance Committee believes that it is appropriate to include representation of senior management on the Board of Directors.

Compensation Committee

The Compensation Committee is responsible for making recommendations to the board concerning salaries and incentive compensation for our officers and employees and administers our stock option plans. Its responsibilities include the following functions:

•
reviewing and recommending policy relating to the compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other senior officers; evaluating the performance of these officers in light of those goals and objectives; and setting compensation of these officers based on such evaluations;

•
administering our benefit plans and the issuance of stock options and other awards under our stock plans; and reviewing and establishing appropriate insurance coverage for our directors and executive officers;

•
recommending the type and amount of compensation to be paid or awarded to members of our board of directors, including consulting, retainer, meeting, committee and committee chair fees and stock option grants or awards; and

•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers.

Each of Messrs. Bruce, Serbin and Lau are the members of the Compensation Committee. The Compensation Committee operates under a written charter. Mr. Serbin is Chairman of Compensation Committee. No member of our Compensation Committee has at any time been an officer or employee of ours or our subsidiaries. No interlocking relationship exists between our Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

We adopted a Corporate Code of Ethics and Conduct on December 31, 2007. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A copy of the Code of Ethics is included as Exhibit 14.1 to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008. A copy of the Code of Ethics is available on our website at www.lihuaintl.com.  A printed copy of the Code of Ethics may also be obtained free of charge by writing to us at our headquarters located at Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC 212312.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2009, except that Robert Bruce did not timely file one Form 4 reflecting his purchase of 10,000 shares of Common Stock and Jonathan Serbin did not timely file one Form 3 and one Form 4 reflecting a grant of a stock option to purchase 20,000 shares.

REPORT OF THE AUDIT COMMITTEE

The role of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. As set forth in the Charter, management of the Company is responsible for the preparation, presentation and integrity of the Company’s financial statements, accounting and financial reporting principles and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for auditing the Company’s financial statements and expressing an opinion as to their conformity with generally accepted accounting principles.

 In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2009 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the SEC.

The members of the Audit Committee are not professionally engaged in the practice of auditing or accounting, are not experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the Committee rely without independent verification on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal control and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s consideration and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted accounting principles or that the Company’s auditors are in fact “independent”.

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, be filed with the Securities and Exchange Commission.

THE AUDIT COMMITTEE

Jonathan P. Serbin
Robert. C. Bruce
Kelvin Lau

ITEM 10.	EXECUTIVE COMPENSATION

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities.

We believe that other peer companies in China which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes.  However, none of our direct competitors are public companies in the U.S.  We have looked at Fushi International (Dalian) Bimetallic Cable Co., Ltd., one of our suppliers, which is listed on the Nasdaq Stock Market.  The salaries of Fushi’s CEO and CFO are $240,000 and $180,000 per year, respectively. Fushi has substantially higher revenues than we do and therefore, taking this into consideration, we believe that the compensation of our executive officers is appropriate.

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

On April 14, 2009, the Company adopted the Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (the “Plan”). The Plan includes: Distribution Equivalent Rights, Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing. We will consider other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparative to our peers in the industry and aimed to retain and attract talented individuals.

The following table sets forth the compensation paid or accrued by us for each of the Company’s last two completed fiscal years to our Chief Executive Officer and each of our two other officers whose compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position)(1)(3)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Jianhua Zhu	2009	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
CEO and President	2008	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
Mr. Yang “Roy” Yu (2)	2009	150,000	-0-	-0	-0-	-0-	-0-	-0-	150,000
Chief Financial Officer	2008	25,000	-0-	1,017,000	-0-	-0-	-0-	-0-	1,042,000
Ms. Yaying Wang	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
Chief Operating Officer	2008	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
	2007	2,805	-0-	-0-	-0-	-0-	-0-	-0-	2,805

(1)           The salary presented was converted into US dollars from RMB at a conversion rate of 6.8310 for the year ended December 31, 2009. Our named executive officers reside in China and therefore may receive their annual compensation in RMB.

(2)           In October 2008, Mr. Yu entered into a contractual agreement with our principal shareholder, Magnify Wealth. Under the terms of the agreement, Mr. Yu is entitled to receive up to 450,000 shares of the Company’s Common Stock owned by Magnify Wealth. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on the first anniversary of the consummation of the Share Exchange. As of December 31, 2009, the remaining 225,000 shares remain in an escrow account and shall be released to Mr. Yu in two equal installments of 112,500 shares issuable on the second and third anniversary of the consummation of the Share Exchange.

(3)           Messrs. Zhu and Yu and Ms. Wang were not appointed executive officers of the Company until October 31, 2008. Therefore, their salaries are pro-rated in U.S. dollars for the year ended December 31, 2008.

Employment Contracts and Termination of Employment, and Change-In-Control

The following employment agreements were entered into by the PRC Subsidiaries and the following executive officers:

Jianhua Zhu

The PRC Subsidiaries entered into an employment agreement with Jianhua Zhu on June 24, 2008 to serve as Chief Executive Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Zhu will receive annual compensation equal to $180,000. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Mr. Zhu will be entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if he is no longer employed by the Company, Mr. Zhu has agreed that neither he, nor any of his affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to his termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Mr. Zhu has also agreed to a non-compete clause whereby he shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, he may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Mr. Zhu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Yang “Roy” Yu

The PRC Subsidiaries entered into an employment agreement with Yang Yu on June 24, 2008 to serve as Chief Financial Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Yu will receive annual compensation equal to USD$150,000. In addition, Yang Yu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yang Yu will be entitled to a severance payment of one years salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if he is no longer employed by the Company, Mr. Yu has agreed that neither he, nor any of his affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to his termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Mr. Yu has also agreed to a non-compete clause whereby he shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, he may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Mr. Yu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Yaying Wang

The PRC Subsidiaries entered into an employment agreement with Yaying Wang on June 24, 2008 to serve as Chief Operating Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Ms. Wang will receive annual compensation equal to USD$150,000. In addition, Ms. Wang is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yaying Wang will be entitled to a severance payment of one years salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if she is no longer employed by the Company, Ms. Wang has agreed that neither she, nor any of her affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to her termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Ms. Wang has also agreed to a non-compete clause whereby she shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, she may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Ms. Wang entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Grants of Plan-Based Awards

As a smaller reporting company disclosure under this section is not required.

Outstanding Equity Awards at Fiscal Year-End

None

Option Exercises and Stock Vested

None

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rabert Bruce	27,856	76,260	0	104,116
Jonathan Serbin	22,186	76,260	0	98,446
Kelvin Lau	9,000	164,800	0	173,800
Liu Su	10,600	19,065	0	29,665
________
(1) Reflects the aggregate grant date fair value to option awards granted to the directors, determined in accordance with ASC Topic 718. For information reqarding the grant date fair value of stock options, see Note 16, Share-Based Compensation, to our accompanying consolidated financial statements.

Pursuant to independent director agreements dated April 14, 2009 between the Company and each of Robert Bruce, Jonathan Serbin and Liu Su, independent directors, each of Messrs. Bruce, Serbin and Su received an option grant to purchase 20,000 shares of common stock of the Company, plus quarterly payments in cash for their service as follows: a) a base annual retainer of $20,000, payable quarterly in arrears, which was increased to $25,000 in September 2009 in conjunction with the Company’s listing on NASDAQ; b) additional retainer payments, also payable quarterly in arrears, for serving on the audit committee ($5,000 per year) and for Mr. Bruce, as Chair of the audit committee ($7,500 per year); meeting fees for attendance at board meetings according to the following schedule: i) for directors resident in greater China, a fee of $1,000 per telephonic board meeting attended, a fee of $1,500 per meeting attended in person in China, and a fee of $5,000 per meeting attended outside of China; and ii) for directors resident outside of China, a fee of $1,000 per telephonic board meeting attended, a fee of $5,000 per meeting attended outside their home country/continent, and a fee of $1,500 per meeting attended within their home country/continent; and expense reimbursement for attendance at board meetings, the annual general meeting of the Company and executive sessions of the independent directors.  The stock options granted to Messrs. Bruce, Serbin and Su have an exercise price of $2.20 per share and a fair value, which was determined after the award of the options, of  $3.813 per share.  The stock options vest quarterly in arrears over the one year term of their director agreements.

Mr. Su resigned as an independent director on October 11, 2009.  At that time, 5,000 of his 20,000 options had vested, and the remaining 15,000 were subject to forfeiture.

On October 20, 2009, we entered into an independent director agreement with Kelvin Lau on substantially the same terms as those entered into with Messrs. Bruce, Serbin and Su (with respect to base retainer, audit committee member retainer, and meeting fees).  Mr. Lau received an option grant to purchase 20,000 shares of common stock of the Company at an exercise price of $8.24 per share.  The option grant also vests quarterly in arrears over the one year term of Mr. Lau's director agreement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 24, 2010 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 24, 2010, we had 24,857,717 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Lihua Holdings Limited, Houxiang Five-Star Industry Distict, Danyang City, Jiangsu Province, PRC 212312, China.

All share ownership figures include shares of our Common Stock issuable upon securities convertible or exchangeable into shares of our Common Stock within sixty (60) days of March 24, 2010 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares of Common Stock(2) (3)

Magnify Wealth Enterprises Limited (4)(5)(6)	13,750,000	55.3%

CMHJ Technology Fund II, L.P. (7)	2,381,818	9.6%

Yang “Roy” Yu (5)	225,000	*

Jianhua Zhu (6)	13,750,000	55.3%

Yaying Wang (8)	6,187,500	24.9%

Robert C. Bruce (9) (10)	30,000	*

Jonathan P. Serbin (10)	20,000	*

Siu Ki “Kelvin” Lau (11)	10,000	*

All Directors and Executive Officers, as a group (6 persons)	14,035,000	56.3%

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

(2)	Based upon 24,857,717 shares of Common Stock issued and outstanding.

(3)
As of March 24, 2010 there were 24,857,717 shares of our Common Stock issued and outstanding. In determining the percent of Common Stock beneficially owned on March 24, 2010, (a) the numerator is the number of shares of Common Stock beneficially owned (including shares that he has the right to acquire within 60 days of March 24, 2010), and (b) the denominator is the sum of (i) the 24,857,717 shares outstanding on March 24, 2010, and (ii) the number of shares of Common Stock which such  stockholder has the right to acquire within 60 days of March 24, 2010 .

(4)
The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands. As the sole director of Magnify Wealth, Mr. Zhu, our CEO and President has sole voting and investment power over the shares.

(5)
Magnify Wealth received 14,025,000 shares of Common Stock in the Share Exchange. Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yu, Mr. Yu is entitled to receive up to 450,000 of the shares issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on the first anniversary of the consummation of the Share Exchange. The remaining 225,000 shares have been placed into an escrow account and shall be released to Mr. Yu in two equal installments of 112,500 shares issuable on the second and third anniversary of the consummation of the Share Exchange. Mr. Yu will not become the record or beneficial owner of the shares placed in escrow until such time as the shares are released to him. Accordingly, Mr. Yu will not have the right to vote or receive dividends on such shares.

(6)
Includes 13,750,000 shares owned by Magnify Wealth, of which Mr. Zhu, as the sole director of Magnify Wealth, has sole voting and investment power over the shares. Of the 13,750,000 shares of Common Stock owned by Magnify Wealth, Mr. Zhu is deemed to be the beneficial owner of 6,187,500 shares as a result of the vesting of 50% of Mr. Zhu’s Option Shares, equal to 1,500 shares of Magnify Wealth, or 45.0% of Magnify Wealth’s equity ownership. Mr. Zhu disclaims beneficial ownership over the remaining 7,562,500 shares owned by Magnify Wealth.

Pursuant to the Share Transfer Agreement, as amended, with Mr. Chu, Mr. Zhu has the option to purchase all of the Option Shares at a price of $1.00 per share, pursuant to the attainment of certain performance targets set forth in the agreement. As of the date of this prospectus, 50% of the Option Shares have vested, representing 1,500 ordinary shares of Magnify Wealth; however, Mr. Zhu has not exercised such Option Shares. Pursuant to a March 7, 2009 amendment to the Share Transfer Agreement, Mr. Zhu has the right to exercise the remaining 50% of the Option Shares vesting and becoming exercisable on February 14, 2011.

Also on October 22, 2008, Mr. Chu and Europe EDC, each entered into subscription agreements for the purchase of 632 shares and 32 shares, respectively, in Magnify Wealth at a nominal price of US$1.00 per share. Pursuant to these subscription agreements, Magnify Wealth will issue the shares in tranches commencing February 14, 2009, 2010, and 2011, of 25%, 25% and 50% of the shares, respectively. The date of issuance of the shares is the same date that Mr. Zhu’s Option Shares vest and become exercisable, however, there are no conditions precedent to the issuance of these shares to Mr. Chu and Europe EDC.

If all of the Option Shares are exercised by Mr. Zhu and all of the shares are subscribed for by Mr. Chu and Europe EDC, Mr. Zhu, Mr. Chu and Europe EDC would own approximately 81.9%, 17.3% and 0.9% of Magnify Wealth, respectively.

(7)
CMHJ Partners L.P., a Cayman Islands limited partnership (“CMHJ Partners”) and the general partners of CMHJ Technology Fund II, L.P. (the “Fund”), and CMHJ Partners Ltd., a Cayman Islands limited liability company (“CMHJ”) and the general partner of CMHJ Partners, share voting and investment power with the Fund with respect to the shares beneficially owned by the Fund. CMHJ Partners and CMHJ may each be deemed to beneficially own the shares of Common Stock held by the Fund. CMHJ Partners and CMHJ each disclaims beneficial ownership of such shares. The 2,381,818 shares of Common Stock are based on the ownership cap of 9.9% imposed by the warrants issued to CMHJ. This amount does not include warrants to purchase up to 390,909 shares of our Common Stock which cannot be converted or exercised, respectively, because of the ownership restrictions of the warrants issued to CMHJ. Based upon the terms of the warrants issued to CMHJ, holders may not convert the Series A Preferred Stock and/or exercise the warrants, if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of our Common Stock; however, a holder can elect to waive the cap upon 61 days notice to us, except that during the 61 day period prior to the expiration date of their warrants, they can waive the cap at any time, but a waiver during such period will not be effective until the day immediately preceding the expiration date of the warrant. The address for CMHJ is Suite 803, Lippo Plaza 222 Huai Hai Zhong Road Shanghai 200021, PRC

(8)
As Mr. Zhu’s wife, Ms. Wang is deemed to be the beneficial owner of 6,187,500 shares of Common Stock as a result of the vesting of 50% of Mr. Zhu’s Option Shares, equal to 1,500 shares of Magnify Wealth, or 45.0% of Magnify Wealth’s equity ownership. Ms. Wang disclaims beneficial ownership over the remaining 7,562,500 shares owned by Magnify Wealth over which Mr. Zhu has sole voting and investment power.

(9)	Includes 2,000 shares of Common Stock held by Mr. Bruce’s wife.

(10)
Mr. Bruce and Mr. Serbin were appointed to the Company’s Board of Directors on April 14, 2009.  Mr. Bruce and Mr. Serbin were each issued an option to purchase 20,000 shares of the Common Stock of the Company.  The options vest quarterly, in equal installments over the 12 month period from the date of grant.

(11)
Mr. Lau was appointed to the Company’s Board of Directors on October 20, 2009.  Mr. Lau was issued an option to purchase 20,000 shares of Common Stock of the Company. The options vest quarterly, in equal installments over the 12 month period from date of grant.

Change in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company the operation of which may, at a subsequent date, result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding our equity compensation plans in effect as of December 31, 2009:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	$ N/A	N/A
Equity compensation plans not approved by security holders:
Options to purchase Common Stock	65,000	$4.06	2,420,771
Series B Warrants to purchase Common Stock	464,100	$3.50	- 0 -
Warrants to purchase Common Stock	138,000	$4.80	- 0 -
Total	672,000	$3.82	2,420,771

Equity Compensation Plans not approved by Security Holders

Options issued under the Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan

The Company’s Board of Directors adopted the Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”) on April 14, 2009.  The 2009 Plan is administered by the compensation committee of the board of directors, which consists of three members of the board of directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and an “outside director” within the meaning of Code Section 162(m).

The 2009 Plan provides for the grant of non-qualified stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards and unrestricted stock awards in an amount equal to 10% of the aggregate number of shares of common stock issued and outstanding to directors, officers, employees and independent contractors of the Company or its affiliates. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2009 Plan. The number of shares of Common Stock for which awards may be granted to a participant under the 2009 Plan in any calendar year cannot exceed 100,000 shares.

In connection with the grant of an award, the compensation committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.

The compensation committee may adopt, amend and rescind rules relating to the administration of the 2009 Plan, and amend, suspend or terminate the 2009 Plan, but no amendment will be made that adversely affects in a material manner any rights of the holder of any award without the holder’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2009 Plan so that remuneration attributable to stock options and other awards will not be subject to a deduction limitation contained in Section 162(m) of the Code.

Issuance of Series B Warrants for Services to Placement Agent and Consultant

In October 2008, we issued Series B Warrants to:

•	purchase 250,000 shares of our common stock as partial compensation for services to a financial advisor and placement agent in connection with the private placement financing in 2008; and
•	to purchase 250,000 shares of our common stock to a consultant as partial compensation for business and investor relations consulting services.

The Series B warrants expire on October 31, 2013. If the per share market value of one share of our common stock is greater than the exercise price and, at the time of election, the average trading volume of Common Stock exceeds 100,000 shares for the immediately preceding 30 trading days, in lieu of exercising the Series B Warrant by payment of cash, the holders may exercise the Series B Warrant by cashless exercise by surrendering the Series B Warrant, in which event we will issue to the holder a number of shares of our Common Stock computed using the following formula:

X = Y - (A)(Y)
B
Where:X = the number of shares of Common Stock to be issued to the Holder.
Y = the number of shares of Common Stock issuable upon exercise of the Series B Warrant in accordancewith the terms of the Series B Warrant by means of a cash exercise rather than a cashless exercise.
A = the exercise price.
B = the volume weighted average price of the Common Stock for the 30 trading day period immediately preceding the date of such election.

Issuance of Warrants Pursuant to Underwriting Agreement

On September 9, 2009, pursuant to the terms of an underwriting agreement entered into in connection with our public offering, we issued warrants to the underwriters to purchase up to 138,000 shares of the Company’s Common Stock at a strike price of $4.80 per share. These warrants are exercisable at any time during a 5-year term commencing on the date that is six months from September 4, 2009.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2009. Mr. Jianhua Zhu has guaranteed the Company’s short-term bank loans with Agriculture Bank of China for $ 2,196,772. Mr. Jianhua Zhu is the Company’s CEO, President, and Director.

As of December 31, 2008, Tianyi Telecommunication Co., Ltd. (“Tianyi Telecom”) has guaranteed the Company’s short-term bank loans with several commercial banks in China in the aggregate amount of $6,145,202. Tianyi Telecom is owned by the brother of Ms. Yaying Wang, our Chief Operational Officer and director and wife of our CEO.

For the years ended December 31, 2009 and 2008, our sales revenue included $471,554 and $367,585 respectively that were made to Tianyi Telecom owned by brothers of Ms. Yaying Wang, our Chief Operational Officer and director and wife of our CEO.

Director Independence

On April 14, 2009, the Board of Directors of the Company appointed Robert C. Bruce, Jonathan P. Serbin and Su Liu to serve as independent directors.  The Board of Directors determined that each of Messrs. Bruce, Serbin and Lau were independent as defined by Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC (the “Marketplace Rules”) and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Mr. Liu resigned from the Board of Directors on October 11, 2009, and the Board of Directors appointed Kelvin Lau to replace Mr. Liu.  The Board of Directors determined that Mr. Lau was independent as defined by Rule 5605(a)(2) of the Marketplace Rules and Section 10A(m)(3) of the Exchange Act.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 16, 2008 the Board of Directors appointed AGCA, Inc. (f/k/a Yu & Associates CPA Corporation) as independent auditors to audit our financial statements for the fiscal year ended December 31, 2008. Prior to December 16, 2008 DeJoya Griffith & Company LLC (“DeJoya”) had served as our independent auditor since our inception.

Public Accounting Fees

DeJoya Griffith & Company LLC
2008
Audit Fees	$8,000-
Audit Related Fees	$-
Tax Fees	$500-
All Other Fees	$-

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

AGCA, Inc.
	2009	2008
Audit Fees	$78,000	$183,400
Audit Related Fees	$90,000	$—
Tax Fees	$5,000	$—
All Other Fees	$—	$—

Audit fees were for professional services rendered by AGCA during the 2009 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by AGCA in connection with statutory and regulatory filings or engagements for that fiscal year. AGCA billed for services provided in the preparation of consolidated tax returns.

Audit fees were for professional services rendered by AGCA, Inc. during the 2008 fiscal year for the audit of our annual financial statements and the review of the financial statements included in our current report on form 8-K dated November 6, 2008, and services that are normally provided by AGCA, Inc. in connection with statutory and regulatory filings or engagements for that fiscal year.

AGCA did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2009 and 2008 for assurance and related services in connection with the audit or review of our financial statements.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following are filed with this report:

(1)	The financial statements listed on the Index to Consolidated Financial Statements

(2)	Not applicable

(3)	The exhibits listed on the Exhibit Index, which include managerial contracts or compensatory plans or arrangements.

(b)          The exhibits listed on the Exhibit Index are filed as part of this report.

(c)           Not applicable.

EXHIBIT INDEX
EXHIBIT NUMBER		DESCRIPTION
2.1		Share Exchange Agreement dated as of October 31, 2008 (2)
2.2		Agreement and Plan of Merger, dated September 19, 2008 (2)
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Securities Purchase Agreement, dated as of October 31, 2008 (2)
10.2		Registration Rights Agreement, dated as of October 31, 2008 (2)
10.3		Closing Escrow Agreement, dated as of October 31, 2008 (2)
10.4		Securities Escrow Agreement, dated as of October 31, 2008 (2)
10.5		Investor and Public Relations Escrow Agreement, dated October 31, 2008 (2)
10.6		Jianhua Zhu Employment Agreement, dated June 24, 2008 (2)
10.7		Yang “Roy” Yu Employment Agreement, dated June 24, 2008 (2)
10.8		Yaying Wang Employment Agreement, dated June 24, 2008 (2)
10.9		Jianhua Zhu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.10		Yang “Roy” Yu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.11		Yaying Wang Amendment to Employment Agreement, dated September 26, 2008 (2)
10.12		Loan Agreement with Zhenjiang Branch of Bank of Communications, dated August 26, 2008 (2)
10.13		Loan agreement with Danyang Sub-branch of Agricultural Bank of China, dated April 16, 2007 (2)
10.14		Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated May 21, 2008 (2)
10.15		Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated August 22, 2008 (2)
10.16		Loan Agreement with Danyang Sub-branch of China Construction Bank, dated March 7, 2008 (2)
10.17		Loan Agreement with Danyang Sub-branch of China Construction Bank, dated April 30, 2008 (2)
10.18		Loan Agreement with Danyang Sub-branch of Industrial and Commercial Bank of China, dated April 28, 2008 (2)
10.19		Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated June 12, 2008 (2)
10.20		Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated July 27, 2008 (2)
10.21		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (5)
10.22		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (5)
10.23		Placement Agent Agreement with Broadband Capital LLC, dated June 29, 2008 (6)
10.24		Amendment to Placement Agent Agreement with Broadband Capital LLC, dated October 27, 2008 (6)
10.25		Share Transfer Agreement, dated October 22, 2008 (7)
10.26		Amendment to the Share Transfer Agreement, dated March 7, 2009 (7)
10.27		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008.(3)
10.28		Independent Director Agreement, Robert Bruce (8)
10.29		Independent Director Agreement, Jonathan Serbin (8)
10.30		Independent Director Agreement, Su Liu (8)
10.31		Independent Director Agreement, Kelvin Lau (9)
14		Code of Business Conduct and Ethics. (4)
21	+	List of Subsidiaries.
23.1	+	Consent of AGCA, Inc.
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on February 12, 2009.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K file with the SEC April 2, 2009

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2009.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2009.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheets	F – 2

Consolidated Statements of Income and Comprehensive Income	F – 3

Consolidated Statements of Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F-6 – F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lihua International, Inc.
Danyang City, China

We have audited the accompanying balance sheets of Lihua International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  Lihua International, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lihua International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AGCA, Inc.

Arcadia, California
March 30, 2010

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,614,838	$26,041,849
Restricted cash	575,000	1,750,000
Notes receivable, net	—	321,892
Accounts receivable, net	10,996,430	5,042,739
Other receivables and current assets	493,006	—
Prepaid land use right – current portion	172,515	172,353
Deferred income tax assets	98,068	23,395
Inventories	17,534,254	586,938
Total current assets	64,484,111	33,939,166
OTHER ASSETS
Property, plant and equipment, net	18,424,080	7,440,943
Construction in progress	59,558	6,017,941
Deposits for plant and equipment	28,163	1,077,892
Prepaid land use right – long-term portion	8,168,039	8,332,732
Intangible assets	2,812	4,214
Total non-current assets	26,682,652	22,873,722
Total assets	$91,166,763	$56,812,888

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,196,772	$6,145,202
Accounts payable	4,923,360	1,643,544
Other payables and accruals	681,097	830,744
Income taxes payable	1,584,292	401,436
Total current liabilities	9,385,521	9,020,926
Total liabilities	9,385,521	9,020,926

Commitment and contingencies (Note 23)

Series A redeemable convertible preferred stock: $0.0001 par value:
10,000,000 shares authorized (liquidation preference of $2.20 per share), none and 6,818,182 shares issued and outstanding	—	13,116,628

SHAREHOLDERS' EQUITY
Series A convertible preferred stock: $0.0001 par value (liquidation preference of $2.20 per share), 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value: 75,000,000 shares authorized,
24,154,083 and 15,000,000 shares issued and outstanding	2,416	1,500
Additional paid-in capital	39,921,717	7,976,976
Statutory reserves	5,400,994	2,603,444
Retained earnings	33,826,885	21,521,937
Accumulated other comprehensive income	2,629,230	2,571,477
Total shareholders' equity	81,781,242	34,675,334
Total liabilities and shareholders' equity	$91,166,763	$56,812,888

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2009	2008

NET REVENUE	$161,543,434	$50,006,057

Cost of sales	(125,310,613)	(33,202,344)

GROSS PROFIT	36,232,821	16,803,713

Selling expenses	(1,722,242)	(700,029)
General and administrative expenses	(3,991,801)	(1,907,043)

Income from operations	30,518,778	14,196,641

Other income (expenses):
Interest income	173,807	68,353
Interest expenses	(335,335)	(514,950)
Merger expenses	—	(259,225)
Change in fair value of warrants classified as derivatives	(8,831,161)	—
Other income	500,834	3,741

Total other income (expenses)	(8,491,855)	(702,081)

Income before income taxes	22,026,923	13,494,560

Provision for income taxes	(5,247,647)	(1,792,681)

NET INCOME	16,779,276	11,701,879

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	57,753	1,622,035

COMPREHENSIVE INCOME	$16,837,029	$13,323,914

Net income per share
Basic	$0.94	$0.75
Diluted	$0.88	$0.70

Weighted average number of shares outstanding
Basic	17,822,890	14,187,945
Diluted	19,128,231	15,327,422

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

							Accumulated
	Common Stock			Additional			Other
	Number of			Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount		Capital	Reserves	Earnings	Income	Total

At January 1, 2008	14,025,000	$1,403		$4,706,022	$1,343,338	$12,082,279	$949,442	$19,082,484

Effect of reverse merger	975,000	97		1,387	—	—	—	1,484

Net income	—	—		—	—	11,701,879	—	11,701,879
Foreign currency translation adjustment	—	—		—	—	—	1,622,035	1,622,035
Comprehensive income								13,323,914

Effect of Restructuring	—	—		1,270,292	—	—	—	1,270,292

Beneficial conversion feature of convertible preferred stock (Note 15)	—	—		1,002,115	—	—	—	1,002,115

Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend (Note 15)	—	—		—	—	(1,002,115)	—	(1,002,115)

Warrants for convertible preferred stock (Note 15)	—	—		539,910	—	—	—	539,910

Share-based payments to employees	—	—		367,250	—	—	—	367,250

Warrants issued for services	—	—		90,000	—	—	—	90,000

Appropriation of statutory reserves	—	—		—	1,260,106	(1,260,106)	—	—

At December 31, 2008, as previously reported	15,000,000	1,500		7,976,976	2,603,444	21,521,937	2,571,477	34,675,334

Cumulative effect of reclassification of common stock purchase warrants	—	—		(629,910)	—	(1,676,778)	—	(2,306,688)

At January 1, 2009, as adjusted	15,000,000	1,500		7,347,066	2,603,444	19,845,159	2,571,477	32,368,646

Net income	—	—		—	—	16,779,276	—	16,779,276
Foreign currency translation adjustment	—	—		—	—	—	57,753	57,753
Comprehensive income								16,837,029

Issue of common stock in public offering	2,300,000	230		7,863,770	—	—	—	7,864,000

Conversion of redeemable convertible preferred stock to common stock	6,818,183	682		13,115,946	—	—	—	13,116,628

Exercise of warrants	35,900	4		125,646	—	—	—	125,650

Reclassification of warrants from derivatives to equity on amendment of terms (Note 3)	—		—	11,137,849	—	—	—	11,137,849

Share-based payments to employees and directors	—	—		331,440	—	—	—	331,440

Appropriation of statutory reserves	—	—		—	2,797,550	(2,797,550)	—	—

At December 31, 2009	24,154,083	$2,416		$39,921,717	$5,400,994	$33,826,885	$2,629,230	$81,781,242

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,779,276	$11,701,879
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,652,863	812,339
Merger expenses	—	259,225
Share-based compensation costs	331,440	367,250
Warrants issued for services	—	90,000
Change in fair value of warrants	8,831,161	—
Deferred income tax benefits	(74,621)	(23,022)
(Increase) decrease in assets:
Accounts receivable	(5,946,526)	701,310
Notes receivable	322,061	470,299
Other receivables and current assets	(492,804)	10,259
Inventories	(16,939,820)	2,154,764
Increase (decrease) in liabilities:
Accounts payable	2,932,371	(994,285)
Other payables and accruals	(150,322)	312,986
Income taxes payable	1,181,995	(25,302)
Net cash provided by operating activities	8,427,074	15,837,702

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of merger expenses for reverse acquisition	—	(259,225)
Repayment from a related party	—	4,168,699
Purchase of property, plant and equipment	(5,094,444)	(4,852,020)
Prepayment for land use right	—	(3,750,540)
Net cash used in investing activities	(5,094,444)	(4,693,086)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	2,196,772	11,950,700
Repayments of short-term bank loans	(6,150,962)	(10,222,888)
Repayment to related parties	—	(2,667,675)
Release of restricted cash related to Private Placement	1,175,000	—
Proceeds from exercise of warrants	125,650	—
Proceeds from Private Placement, net of restricted cash held in escrow	—	11,906,538
Proceeds from public offering of common stock, net of expenses of $1,336,000	7,864,000	—
Net cash provided by financing activities	5,210,460	10,966,675

Foreign currency translation adjustment	29,899	716,909

INCREASE IN CASH AND CASH EQUIVALENTS	8,572,989	22,828,200
CASH AND CASH EQUIVALENTS, at the beginning of the year	26,041,849	3,213,649

CASH AND CASH EQUIVALENTS, at the end of the year	$34,614,838	$26,041,849

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares-based compensation to employees and directors	$331,440	$367,250
Warrants issued for services	—	90,000
	$331,440	$457,250
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$335,335	$514,950
Cash paid for income taxes	$4,140,273	$1,841,005

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

Lihua International, Inc. (“Lihua” or the “Company”) was incorporated in the State of Delaware on January 24, 2006 under the name Plastron Acquisition Corp.  On September 22, 2008, the Company changed its name from Plastron Acquisition Corp. to Lihua International, Inc.  The Company is primarily engaged in the value-added manufacturing of bimetallic composite conductor wire, such as copper clad aluminum (“CCA”) fine wire, CCA magnet wire and CCA tin plated wire.  From the first quarter of 2009, the Company began to utilize refined, or recycled, copper to manufacture and sell low content oxygen copper cable and copper magnet wire to their existing customer base.  The Company conducts its business through two operating subsidiaries, Danyang Lihua Electron Co., Ltd. and Jiangsu Lihua Copper Industry Co., Ltd.

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of December 31, 2009, details of the subsidiaries of the Company are as follows:

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

REVERSE ACQUISITION

On October 31, 2008, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 14,025,000 shares of its Common Stock, par value $0.0001, to Magnify Wealth Enterprise Limited, the sole shareholder of Ally Profit (the “Ally Profit Shareholder” or “Magnify Wealth”) in exchange for all the issued and outstanding shares of Ally Profit (the “Share Exchange”). As a result of the Share Exchange, Ally Profit has become the Company’s wholly-owned subsidiary and Ally Profit Shareholder acquired a majority of the Company’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Jianhua Zhu (the managing director of Ally Profit and all of its operating subsidiaries, “Mr. Zhu”) has been appointed the Chief Executive Officer of the Company.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

RESTRUCTURING

In June 2008, pursuant to a restructuring plan (“ Restructuring ”) intended to ensure compliance with the PRC rules and regulations, Ally Profit through its directly wholly-owned subsidiary Lihua Holdings, acquired 100% equity interests in Lihua Electron and Lihua Copper from companies controlled by Mr. Zhu and other minority shareholders.

The table below sets forth the proportion of equity interests in all entities involved before and after the Restructuring based on subscribed registered capital:

	Magnify Wealth		Ally Profit		Lihua Holdings		Lihua Electron		Lihua Copper
	Before	After	Before	After	Before	After	Before	After	Before	After
	%	%	%	%	%	%	%	%	%	%
Shareholder
Mr. Fo-Ho Chu (“Mr. Chu”)	100	100	—	—	—	—	45.46	—	—	—
Magnify Wealth	—	—	100	100		—	—	—	—	—
Ally Profit	—	—	—	—	100	100	—	—	—	—
Lihua Holdings	—	—	—	—	—	—	—	100	—	100
Danyang Special Electronics Co., Ltd. (a)	—	—	—	—	—	—	52.27	—	25	—
Invest Unicorn Holdings Limited (b)	—	—	—	—	—	—	—	—	75	—
Imbis Europe B.V. h/o Asia Trading (EDC) (“Europe EDC”)	—	—	—	—	—	—	2.27	—	—	—
	100	100	100	100	100	100	100	100	100	100

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

The purpose of the Share Transfer Agreement is to enable Mr. Zhu to re-acquire the ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with PRC rules and regulations. For this reason, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for Mr. Zhu to exercise the Option Shares have been included such that Mr. Zhu will be entitled to exercise all the Option Shares as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 is 10% or more higher than 2008 Target (“ Alternate Performance Target ”) no matter whether the performance targets for 2009 and 2010 are met or not.

For the year ended December 31, 2008, the Company’s net income was $11,701,879, which achieved the Alternate Performance Target. Therefore, Mr. Zhu will be entitled to exercise all of the Option Shares subject only to the vesting period which expires forty five days after December 31, 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

The arrangement for Mr. Zhu to act as the sole director of the holding companies of Lihua Electron and Lihua Copper, the undertaking by Mr. Chu not to appoint additional director, as well as the Share Transfer Agreement are each inseparable and indispensable part of the Restructuring which enables Mr. Zhu to continue to have residual rewards of the combined entity.

Also on October 22, 2008, the minority shareholders, namely Mr. Chu and Europe EDC, respectively entered into a subscription agreement (“ Subscription Agreement ”) to purchase additional shares in Magnify Wealth at a nominal price of US$1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will only be entitled to exercise their subscription rights at the same time when Mr. Zhu exercises his Option Shares under the Share Transfer Agreement. The number of subscription shares exercisable by Mr. Chu and Europe EDC was determined based on the proportion of capital contributed by each of Mr. Zhu, Mr. Chu and Europe EDC in Lihua Electron and Lihua Copper. The purpose of the subscription agreements, together with the Share Transfer Agreement, is to enable Mr. Zhu, Mr. Chu and Europe EDC to re-acquire their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with the PRC rules and regulations. As a result, there has been no ownership change of the minority interests of each of the two PRC Operating Companies.

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

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Reclassification
Certain prior year balances have been reclassified to conform to the current year’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

Cash and cash equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Accounts receivable
Accounts receivable is stated at cost, net of allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of buildings, machinery and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20
Machinery	10
Office equipment & motor vehicles	5

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Impairment of goodwill is tested at least annually at the reporting unit. The test consists of two steps. Firstly, the Company identifies potential impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Secondly, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB ASC 805-10, “Business Combinations”.  If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates.

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
Sales revenue is recognized net of value added tax, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs
Research and development costs are expensed as incurred. For the years ended December 31, 2009 and 2008, research and development costs were $141,258 and $60,041, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling, general and administrative expense were $21,797 and $13,640 for the years ended December 31, 2009 and 2008, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the years ended December 31, 2009 and 2008 were $1,303,436 and $393,321, respectively.

Income taxes
The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”).  FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”) which the Company adopted on January 1, 2007.  The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income
FASB ASC Topic 220, “ Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

Stock based compensation
The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as expenses as the goods or services are received.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency
The Company uses the United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The functional currency of the parent company is the U.S. Dollar.  The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:-

	December 31, 2009	December 31, 2008
Balance sheet items, except for equity accounts	US$1=RMB6.8282	US$1=RMB6.8346
Items in the statements of income and cash flows	US$1=RMB6.8310	US$1=RMB6.9452

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the above rates.

The value of RMB against U.S. dollars and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of U.S. dollar reporting.

Segment reporting
The Company follows FASB ASC Topic 280, “Segment Reporting”, which requires that companies disclose segment data based on how management makes decision about allocating resources to segments and evaluating their performance.

The Company believes that during the years ended December 31, 2009 and 2008, it operated mainly in one business segment – Manufacturing and sales of copper clad aluminum (CCA) superfine wire produced from refined copper materials.  Throughout the years ended December 31, 2009 and 2008, all of the Company’s operations were carried out mainly in one geographical segment - China.

The Company’s major product categories are (1) CCA, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (2) refined copper produced from scrap copper and used to manufacture copper rod, raw wire, cable and magnet wire. The manufacturing of refined copper was launched in the first quarter of 2009.

Earnings per common share
The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share”." FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Commitments and contingencies
The Company follows FASB ASC Subtopic 450-20, “Loss Contingencies” in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could have been incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

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

In January 2010, the FASB issued ASU No. 2010-05—Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. EITF Topic No. D-110 includes the SEC staff announcement that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff now clarifies that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds. According to the EITF Operating Procedures dated October 2005, SEC staff announcements are not subject to the approval of the FASB Board and will be effective for SEC registrants prospectively beginning from the date of the announcement unless otherwise noted. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, the Company has adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from October 1, 2009.

Effective January 1, 2009, the Company adopted the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”). ASC 815-40-15-5 through 815-40-15-8  applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined in ASC paragraph 815-10-15-83 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815-40-15, the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock and Series B Warrants to purchase 500,000 shares of Common Stock previously treated as equity pursuant to the scope exception in ASC 815-10-15-74 (formerly paragraph 11(a) of SFAS No. 133) were no longer afforded equity treatment. These warrants expire in 5 years from October 31, 2008 and have an exercise price of $3.50, which was subject to a downward adjustment if the Company was to issue additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price less than the exercise price for a period of two years from October 31, 2008. As such, effective January 1, 2009, the Company reclassified the fair value of the Series A and Series B Warrants from equity to liability as if these warrants were treated as a derivative liability since their date of issue on October 31, 2008. On January 1, 2009, the Company recognized a cumulative-effect adjustment of $2,306,688, and $1,676,778 was reclassified from beginning retained earnings and $629,910 from additional paid-in capital to a warrant liability to recognize the fair value of such warrants on such date.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Following the allowed one-year deferral, effective January 1, 2009, the Company implemented ASC Topic 820, “Fair Value Measurements and Disclosures” for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. The implementation covers assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment, intangible assets and goodwill; initial recognition of asset retirement obligations; and restructuring costs for which we use fair value. In 2009, the Company did not have a business combination, impairment of goodwill or intangible asset, or restructuring accrual requiring the use of fair value. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of properties, plants and equipment is determined based on the present values of expected future cash flows using inputs reflecting the Company’s estimate of a number of variables used by industry participants when valuing similar assets, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. Fair value used in the initial recognition of asset retirement obligations is determined based on the present value of expected future dismantlement costs incorporating our estimate of inputs used by industry participants when valuing similar liabilities. There was no impact to the Company’s Consolidated Financial Statements from the implementation of this ASC Topic for nonfinancial assets and liabilities, and it is expected there would not be any significant impact to the Company’s future consolidated financial statements, other than additional disclosures.

Effective January 1, 2009, the first day of fiscal 2009, the Company adopted FASB ASC 350-30 and ASC 275-10-50 (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company will apply ASC 350-30 and ASC 275-10-50 prospectively to intangible assets acquired subsequent to the adoption date.  The adoption of ASC 350-30 and ASC 275-10-50 had no impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 815-10-65 (formerly SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”), which amends and expands Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ASC 815-10-65 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of ASC 815-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

During 2008, the Company adopted FASB ASC 820-10 (formerly FSP FAS 157-2, “Effective Date of FASB Statement 157”), which deferred the provisions of previously issued fair value guidance for nonfinancial assets and liabilities to the first fiscal period beginning after November 15, 2008. Deferred nonfinancial assets and liabilities include items such as goodwill and other nonamortizable intangibles. Effective January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and liabilities. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective January 1, 2009, the Company adopted FASB ASC 810-10-65 (formerly SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51"), which amends previously issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the Company’s Consolidated Financial Statements. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. The adoption of ASC 810-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 320-10-65 (formerly FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). Under ASC 320-10-65, an other-than-temporary impairment must be recognized if the Company has the intent to sell the debt security or the Company is more likely than not will be required to sell the debt security before its anticipated recovery. In addition, ASC 320-10-65 requires impairments related to credit loss, which is the difference between the present value of the cash flows expected to be collected and the amortized cost basis for each security, to be recognized in earnings while impairments related to all other factors to be recognized in other comprehensive income. The adoption of ASC 320-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 820-10-65 (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”), which provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased when compared with normal market activity for the asset or liability as well as guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

In the fourth quarter of fiscal 2009, the Company adopted ASC 715, Compensation – Retirement Benefits (formerly FASB FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets), which expands the disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. The adoption of these disclosure requirements has had no material effect on the Company’s Consolidated Financial Statements.

In the quarter ended December 31, 2009, the Company adopted ASC Update No. 2009-05, which provides guidance on measuring the fair value of liabilities under FASB ASC 820 (formerly SFAS 157, Fair Value Measurements).  . The adoption of this Update has had no material effect on the Company’s Consolidated Financial Statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

New accounting pronouncement to be adopted
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities. The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, (codified by ASU No. 2009-17 issued in December 2009). The standard amends FIN No. 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard. SFAS No. 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN No. 46(R). This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

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

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

•           ASU No. 2009-13—Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

•           ASU No. 2009-14—Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 and ASU No. 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company expects to apply these ASU Updates on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2011.  The Company is currently evaluating the potential impact these ASC Updates may have on its financial position and results of operations.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2     SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES  – CONTINUED

New accounting pronouncement to be adopted (continued)
In October 2009, the FASB also issued ASU No. 2009-15—Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options, to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required.

In January 2010, the FASB issued the following ASC Updates:

•           ASU No. 2010-01—Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

•           ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

•           ASU No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 will not have any significant impact on its financial position and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments measured at fair value on a recurring basis:

Year ended December 31, 2009
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Beginning balance	$—
Reclassification due to adoption of ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5) as of January 1, 2009	2,306,688
Total losses, realized and unrealized, included in earnings	8,831,161
Transfer out of Level 3 and reclassification to equity pursuant to amendment of terms of the warrants on December 22, 2009	(11,137,849)
Ending balance	$—
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at December 31, 2009.	$—

Losses, realized and unrealized, included in earnings for year 2009 are reported in other expenses.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2009 and 2008.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3     FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Originally, the Series A and Series B Warrants were issued with a down-round provision whereby the exercise price would be adjusted downward in the event that, during a period of two years following the issue date of these warrants, additional shares of the Company’s common stock or securities exercisable, convertible or exchangeable for the Company’s common stock were issued at a price less than the exercise price. Therefore, according to the guidance provided in FASB ASC 815-40-15-5 through 815-40-15-8, which was adopted by the Company on January 1, 2009, the Company accounted for these warrants as derivative liabilities.

On December 22, 2009, the Company and the holders of the Series A and Series B Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the Series A Warrant removes the anti-dilution protection rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Series A Warrant.  In addition, the amendment to the Series A Warrant added a provision to grant the holders of a majority of the Series A Warrants an approval right until October 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the Series A Warrant. The amendment to the Series B Warrant removed the anti-dilution protection rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Series B Warrant.

After the removal of the down-round provisions of the Series A and Series B Warrants, these warrants have been considered indexed to the Company’s own stock and were reclassified to equity at their fair value as of December 22, 2009.

These warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized in statement of income until their reclassification to equity on December 22, 2009.

The Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:
	December 22, 2009 (date of extinguishment of the derivative liabilities)	January 1, 2009
Market price and estimated fair value of common stock:	$9.080	$3.850
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	3.86	4.83
Dividend yield:	–	–
Expected volatility:	41.40%	30.58%
Risk-free interest rate:	1.88%	1.49%

Before September 4, 2009, the Company’s common stock had not been publicly traded. The Company has determined the fair value of its common stock as of January 1, 2009 based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “Valuation of Privately-Held Company Equity Securities Issued as Compensation” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. Whilst the Company’s common stock began public trading on the NASDAQ Capital Market on September 4, 2009, the fair value of the Company’s common stock as of December 22, 2009 has been determined based on market price.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4     RESTRICTED CASH

As of December 31, 2009 and 2008, $575,000 and $1,750,000 in total was held in escrow arising from agreements in conjunction with the Private Placement, which are further disclosed in Notes 15 and 23.

Restricted cash consisted of the following:

	As of December 31,
	2009	2008

Guarantee fund for financing agreement	$—	$800,000
Special fund for listing	375,000	750,000
Special fund for employee pensions	200,000	200,000
Total	$575,000	$1,750,000

All of the restricted cash was fully released from escrow to the Company subsequently in January 2010.

NOTE 5     NOTES RECEIVABLE, NET

Notes receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers. Notes receivable are interest-free with maturity dates of 3 or 6 months from date of issuance.

Notes receivable consisted of the following:

	As of December 31,
	2009	2008

Notes receivable	$—	$321,892
Less: Allowance for doubtful debts	—	—

Notes receivable, net	$—	$321,892

NOTE 6     ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2009	2008

Accounts receivable	$10,996,430	$5,042,739
Less: Allowance for doubtful debts	—	—

Accounts receivable, net	$10,996,430	$5,042,739

NOTE 7     OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:

	As of December 31,
	2009	2008

Other receivables	$17,298	$—
Recoverable value added tax	475,708	—
Less: Allowance for valuation and doubtful debts	—	—

	$493,006	$—

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8     INVENTORIES

Inventories by major categories are summarized as follows:
	As of December 31,
	2009	2008
Raw materials	$8,832,262	$160,234
Work in progress	1,316,422	29,013
CCA and copper wire	3,052,604	397,691
Refined copper rod	4,332,966	—

	$17,534,254	$586,938

NOTE 9     INTANGIBLE ASSETS

	As of December 31,
	2009	2008
Computer software, cost	$7,030	$7,023
Less: Accumulated amortization	(4,218)	(2,809)

	$2,812	$4,214

Amortization expenses for the years ended December 31, 2009 and 2008 were $1,405 and $1,382.

NOTE 10   PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.  As of December 31, 2009, the Company has obtained the relevant PRC property ownership and land use rights certificates.

The amount expensed on prepaid land use right for the years ended December 31, 2009 and 2008 were $172,433 and $101,361, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $172,515 per annum.

NOTE 11   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	As of December 31,
	2009	2008
Cost:
Buildings	$9,736,531	$1,367,189
Office equipment	321,741	61,767
Motor vehicles	315,727	137,423
Machinery	11,491,642	7,834,657

Total cost	21,865,641	9,401,036
Less: Accumulated depreciation	(3,441,561)	(1,960,093)

Net book value	$18,424,080	$7,440,943

Depreciation expenses for the years ended December 31, 2009 and 2008 were $1,479,025 and $709,596, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 12   CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	As of December 31,
	2009	2008
Construction of plant and equipment	$59,558	$1,295,315
Construction of buildings	—	4,722,626

	$59,558	$6,017,941

NOTE 13   SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	As of December 31,
	2009	2008
Bank loan granted by Agriculture Bank of China, with interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu as of December 31, 2009 and a related company, Danyang Tianyi Telecommunication Co., Ltd. (“Tianyi Telecom”) as of December 31, 2008 and maturing on August 20, 2010 (extended from August 21, 2009)	$732,257	$731,572

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and maturing on April 15, 2010	761,548	—

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and maturing on May 21, 2010	702,967	—

Bank loan granted by Bank of Jiangsu, with an interest rate of 6.66% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on November 18, 2009		2,194,715

Bank loan granted by China Construction Bank with interest rates ranging from 6.372% p.a. to 8.964% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on March 6, 2009.	—	1,170,514

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom, matured and fully repaid on April 15, 2009	—	760,835

Bank loan granted by Agriculture Bank of China, with interest rates ranging from 6.903% p.a. to 9.711% p.a., guaranteed by Tianyi Telecom and matured and fully repaid on May 20, 2009	—	702,309

Bank loan granted by China Construction Bank, with interest rates ranging from 5.841% p.a. to 8.217% p.a., guaranteed by Tianyi Telecom, and matured and fully repaid on April 29, 2009	—	585,257

Total	$2,196,772	$6,145,202

NOTE 14   OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	As of December 31,
	2009	2008
Accrued staff costs	$476,978	$380,472
Other taxes payable	181,286	335,152
Other payables	22,833	115,120

	$681,097	$830,744

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY

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

Series A Redeemable Convertible Preferred Stock

On October 31, 2008, the Company entered into and completed a securities purchase agreement (“ Private Placement ”) with certain accredited investors (the “ Investors ”) for the issuance and sale by the Company in a private placement of 6,818,182 shares of Series A Convertible Preferred Stock (“ Preferred Shares ”) and Series A warrants to purchase 1,500,000 shares of Common Stock. The Company received $13,656,538 in proceeds from this Private Placement after paying fees and expenses.

The principal terms of the Preferred Shares are as follows:

Conversion: At any time on or after our issuance of Preferred Shares, each share of Preferred Shares will be convertible, at the option of the holder thereof (subject to certain ownership percentage limitations set forth in the Certificate of Designations), into one share of Common Stock, subject to adjustment from time to time, upon the occurrence of certain events described below. The rate of conversion (the “ Conversion Rate ”) is determined by dividing $2.20 per share (the “ Liquidation Preference Amount ”) by the conversion price of $2.20 (the “ Conversion Price ”), subject to adjustment as discussed below.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY – CONTINUED

Series A Redeemable Convertible Preferred Stock – continued

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

Conversion during the Year

On September 9, 2009, pursuant to the completion of the Public Offering, as discussed below, and in accordance with the terms of the Preferred Shares, all outstanding shares of the Preferred Stock were automatically converted into 6,818,183 shares of Common Stock.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY – CONTINUED

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

The exercise price and number of shares of the Company’s Common Stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstance, including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation and the issuance of rights to purchase additional shares of our Common Stock or to receive other securities convertible into additional shares of Common Stock.

The Series A Warrants were originally issued with anti-dilution protection provision whereby for a period of two years following the original issue date of the Series A Warrants (the “Full Ratchet Period”), in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration, then the exercise price upon each such issuance would be adjusted to a price equal to the consideration per share paid for such additional shares of Common Stock.

On December 22, 2009, the Company and the holders of the Series A Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the Series A Warrant removes the anti-dilution protection rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Series A Warrant.  In addition, the amendment to the Series A Warrant added a provision to grant the holders of a majority of the Series A Warrants an approval right until October 31, 2010, over any new issuance of shares of common stock or common stock equivalents at a price per share less than the exercise price of the Series A Warrant.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY – CONTINUED

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

The Series B Warrants were originally issued with anti-dilution protection provision whereby for a period of two years following the original issue date of the Series B Warrant (the “Weighted Average Period”), in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration, then the exercise price then in effect would be multiplied by a fraction (i) the numerator of which shall be equal to the sum of (x) the number of shares of outstanding Common Stock immediately prior to the issuance of such additional shares of Common Stock plus (y) the number of shares of Common Stock (rounded to the nearest whole share) which the aggregate consideration price per share paid for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the exercise price then in effect and (ii) the denominator of which shall be equal to the number of shares of outstanding Common Stock immediately after the issuance of such additional shares of Common Stock.

On December 22, 2009, the Company and the holders of the Series B Warrants entered into agreements to amend certain provisions of the Warrants. The amendment to the Series B Warrant removed the anti-dilution protection rights that were applicable if the Company were to issue new shares of common stock or common stock equivalents at a price per share less than the exercise price of the Series B Warrant.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of a warrant, a holder would be entitled to receive a fractional interest in a share, the Company will pay to the holder cash equal to such fraction multiplied by the then fair market value of one full share.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY – CONTINUED

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

The following table sets out the accounting for the Preferred Shares and the movements during the period:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature, deemed analogous to a dividend to the Preferred Shares holders	1,002,115
Series A Convertible Preferred Stock at December 31, 2008	13,116,628
Automatic conversion to Common Stock pursuant to Public Offering, as discussed below	(13,116,628)
Balance, December 31, 2009	$—

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY – CONTINUED

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

Warrants issued and outstanding at December 31, 2009 are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2008	—
Granted / Vested	2,000,000	$3.50	5.00
Forfeited	—
Exercised	—
Balance, December 31, 2008	2,000,000	$3.50	4.17	2,000,000	$3.50	4.17
Granted / Vested	138,000	$4.80	5.00
Forfeited	—
Exercised	(35,900)	$3.50
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3.86

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15   SHAREHOLDERS’ EQUITY – CONTINUED

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

Because both 2008 and 2009 performance thresholds have been met, the Escrow Shares will be released to Magnify Wealth.

Historically, SEC staff expressed the view that an escrow share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory, equivalent to a reverse stock split followed by the grant of a restricted stock award under a performance-based plan.

However, at the EITF meeting held on June 18, 2009 (EITF Topic No. D-110, codified by FASB ASU No. 2010-05), the SEC staff announced that when evaluating whether the presumption of compensation has been overcome, the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment, should be considered.

The Company has evaluated the terms of the Securities Escrow Agreement based on the guidance provided by the SEC staff announcement in EITF No. D-110.  The Company adopted EITF Topic No. D-110 on October 1, 2009.  After a thorough review, the Company has concluded that because the escrowed shares would be released or distributed to the investor without regard to the continued employment of Mr. Zhu or any other officer of the Company, the make good escrow arrangement is in substance an inducement to facilitate the Private Placement, rather than compensatory.  The Company has accounted for the escrowed share arrangement under the Securities Escrow Agreement according to its nature, and therefore will not recognize a non-cash compensation charge as a result of the Company satisfying both the 2008 and 2009 performance thresholds

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 16   SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder
Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, the Chief Financial Officer (CFO), Mr. Yu is entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on the first anniversary of the consummation of the Share Exchange. As of December 31, 2009, the remaining 225,000 shares have remained in an escrow account and shall be released to Mr. Yu in two equal installments of 112,500 shares issuable on the second and third anniversary of the consummation of the Share Exchange.  In connection with these share-based payments to Mr. Yu, the Company recognized a compensation expense of $254,250 based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the years ended December 31, 2009 and 2008, respectively.

Options granted to Independent Directors
On April 14, 2009, the Company granted options to each of its three independent directors, Mr. Liu Su (who resigned as a director of the Company effective as of October 11, 2009), Mr. Jonathan P. Serbin and Mr. Robert Bruce, to purchase 20,000 shares of the Company’s common stock at a strike price of $2.20 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 12-month period from the date of grant and will expire 10 years from the date of grant.  However, upon a change of control of the Company, the options shall automatically become fully vested and exercisable as of the date of such change of control.

On October 20, 2009, the Company granted options to its independent director, Mr. Kelvin Siu Ki Lau, to purchase 20,000 shares of the Company’s common stock at a strike price of $8.24 per share, in consideration of his services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 12-month period from the date of grant and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized a compensation expense of $77,190 for the year ended December 31, 2009.

The Company estimates the fair value of these options using the Black-Scholes option pricing model based on the following weighted-average assumptions:

Date of grant:	April 14, 2009	October 20, 2009
Fair value of common stock on date of grant:	$3.813	$8.240
Exercise price of the options:	$2.20	$8.240
Expected life of the options (years):	5.92	5.315
Dividend yield:	—	—
Expected volatility:	30.16%	34.69%
Risk-free interest rate:	1.97%	2.36%
Weighted average fair value of the options (per unit)	$2.0405	$2.9227

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 16	SHARE-BASED COMPENSATION – CONTINUED

Options issued and outstanding at December 31, 2009 and their movements during the year are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2008	—
Granted	80,000	$3.71
Exercised	—
Expired	—
Forfeited	(15,000)	2.20
Outstanding at December 31, 2009	65,000	$4.06	$415,450	9.45

Exercisable at December 31, 2009	25,000	$2.20	$206,500	9.29

(1)
The intrinsic value of the stock option at December 31, 2009 is the amount by which the market value of the Company’s common stock of $10.45 as of December 31, 2009 exceeds the exercise price of the option.

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

NOTE 18	OTHER INCOME

	Year ended December 31,
	2009	2008

Gain on sales of scraps	$500,834	$3,741

	$500,834	$3,741

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 19	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Lihua is subject to taxes in the U.S.

Ally Profit being incorporated in the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

Lihua Holdings is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2009. However, as Lihua Holdings has not generated any revenue or income, no provision for Hong Kong income tax has been made.

The Company’s two operating subsidiaries, Lihua Electron and Lihua Copper, are generally subject to PRC enterprise income tax (“EIT”). Before January 1, 2008, Lihua Electron was subject to an EIT rate of 24% on its taxable income because it is located in an economic development zone.  Furthermore, Lihua Electron is a production-based foreign investment enterprise and was granted an EIT holiday for the two years ended December 31, 2006 and 2005 and a 50% reduction on the EIT rate for the three years ended December 31, 2007, 2008 and 2009.

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron has continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009.

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2009 and 2008 under the New EIT Law.

The Company’s provision for income taxes consisted of:
	Year ended December 31,
	2009	2008
PRC income tax:
Current	$5,322,268	$1,815,703
Deferred	(74,621)	(23,022)

	$5,247,647	$1,792,681

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 19	INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:
	Year ended December 31,
	2009	2008

Pre-tax income	$22,026,923	$13,494,560

United States federal corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	7,489,154	4,588,150
Reconciling items:
Impact of tax holiday of Lihua Electron	(3,011,804)	(1,802,095)
Non-deductible expenses	3,740,191	289,032
Rate differential for PRC earnings	(2,948,838)	(1,282,406)
Other	(21,056)	−

Effective tax expense	$5,247,647	$1,792,681

The effect of the tax holiday of Lihua Electron amounted to $3,011,804 and $1,802,095 for the years ended December 31, 2009 and 2008, equivalent to basic earnings per share of $0.17 and $0.13, respectively, and diluted earnings per share amount of $0.16 and $0.12, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:
	As of December 31,
	2009		2008
Deferred income tax assets:
Net operating loss carryforward – PRC	$	−	$23,395
Unrealized intercompany profit in inventory		98,068	−
Less: Valuation allowance		−	−

		$98,068	$23,395

The Company has analyzed the tax positions taken or expected to be taken in its tax filings and has concluded it has no material liability related to uncertain tax positions or unrecognized tax benefits as of December 31, 2009 and 2008.

The New EIT Law imposes a withholding tax of 10% unless reduced by a tax treaty, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008 and undistributed earnings generated prior to January 1, 2008 are exempt from such withholding tax. The Company has not provided for income taxes on accumulated earnings of its PRC subsidiaries as of December 31, 2009 and 2008, since these earnings are intended to be reinvested indefinitely in the overseas jurisdictions. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitation is ten years. There is no statute of limitation in the case of tax evasion. Accordingly, the income tax returns of the Company’s operating subsidiaries, Lihua Electron and Lihua Copper, for the years ended December 31, 2007 through 2009 are open to examination by the PRC state and local tax authorities.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008

Income available to common stockholders:
- Net income	$16,779,276	$11,701,879
- Amortization of Preferred Shares discount resulting from beneficial conversion feature (see Note 15)	—	(1,002,115)
- Basic and Diluted	$16,779,276	$10,699,764

Weighted average number of shares:
- Basic	17,822,890	14,187,945
- Effect of dilutive securities – options, warrants and convertible preferred stock	1,305,341	1,139,477
- Diluted	19,128,231	15,327,422

Net income per share
- Basic	$0.94	$0.75

- Diluted	$0.88	$0.70

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 21	RELATED PARTY TRANSACTIONS

(1)	Sales
For the years ended December 31, 2009 and 2008, the sales included $471,554 and $367,585, respectively that were made from Tianyi Telecom. The shareholders of Tianyi Telecom have close relationship with the Company’s key management.

(2)	Guarantees
As of December 31, 2009 and 2008, Mr. Jianhua Zhu and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,196,772 and $6,145,202 respectively. (See Note 13 above) Mr. Jianhua Zhu is the Company’s CEO, president and director.

NOTE 22	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2009 and 2008, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2009 and 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of December 31, 2009 and 2008 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of December 31, 2009.  As of December 31, 2008, one customer accounted for 14.4% of the accounts receivable of the Company. Except for the afore-mentioned, there was no other single customer who accounted for more than 10% of the Company’s accounts receivable as of December 31, 2009 or 2008.

There was no single customer who constituted 10% or more of the Company’s net revenue for the years ended December 31, 2009 and 2008.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 23	COMMITMENTS AND CONTINGENCIES

Agreements in Conjunction with the Private Placement
In conjunction with the Private Placement as discussed in Note 15, the Company entered into an escrow agreement with the Investors (the “Closing Escrow Agreement”), pursuant to which the Investors deposited the funds in the aggregate amount of $15,000,000 for the purchase and sale of the Investor Shares (the “Escrowed Funds”) into an escrow account which was disbursed at the closing of the Private Placement. Pursuant to the Closing Escrow Agreement, $1,000,000 of the Escrowed Funds were not released from the escrow account (the “Held Back Escrow Funds”) until the escrow agent received written notice that the Company had caused Lihua Copper to fulfill one hundred percent of its registered capital obligation of $15,000,000 no later than 90 days from the closing date, as well as comply with other covenants. Before December 31, 2008, the registered capital of $15,000,000 of Lihua Copper was fully paid up, as certified and approved by the relevant PRC business authority.

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

All of the above escrowed funds were fully released to the Company subsequently in January 2010.

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

The Company’s contingent obligations to pay liquidated damages under the Closing Escrow Agreement, Public Relations Escrow Agreement and the Securities Purchase Agreement, and to deliver Listing Penalty Shares will be recognized and measured separately in accordance with guidance provided in ASC Topic 450, Contingencies, (formerly SFAS 5, “Accounting for Contingencies”), and ASC 450-20 (formerly FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”).  Any loss recognized on a probable delivery of Listing Penalty Shares will be measured based on the grant-date fair value of the shares as of October 31, 2008, or the date of the Securities Purchase Agreement between the Company and certain investors.  On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.  Hence, the Company believes that it has fulfilled its obligations under the agreements in conjunction with the Private Placement up to December 31, 2009 and no liquidated damages have been accrued.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 24	SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Year ended December 31,
	2009	2008
Net revenue from unaffiliated customers:
CCA and Copper wire	$109,397,857	$50,006,057
Refined copper rod	52,145,577	—
	$161,543,434	$50,006,057

Gross profit:
CCA and Copper wire	$31,316,371	$16,803,713
Refined copper rod	4,916,450	—
	$36,232,821	$16,803,713

NOTE 25	SUBSEQUENT EVENTS

On January 14, 2010, 700,000 common shares were issued upon exercise of warrants by a warrant holder.

NOTE 26	RESTICTED NET ASSETS

The Company’s operations are substantially conducted through Lihua Electron and Lihua Copper. Lihua Electron and Lihua Copper may only pay dividend out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 17).

In addition, Lihua Electron and Lihua Copper’s business transactions and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control measures imposed by the PRC government may restrict the ability of Lihua Electron and Lihua Copper to transfer their net assets to the Company through loans, advances or cash dividends, which consisted of paid-up capital, retained earnings and statutory reserves and which aggregate amount of approximately RMB424 million (or $62 million) exceeded 25% of the Company’s consolidated net assets. According, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X.

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in FASB ASC 323-10 “Investments- Equity Method and Join Ventures” Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2008 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 25	RESTICTED NET ASSETS – CONTINUED

Schedule I – Parent Company Financial Information – Lihua International, Inc.

Condensed Balance Sheets

	As of December 31,
	2009		2008
ASSETS
Current assets:
Restricted cash		$575,000	$1,750,000
Total current assets		575,000	1,750,000
Investments in subsidiaries		81,206,242	46,121,962
Total assets		$81,781,242	$47,871,962

LIABILITIES
Current liabilities:
Accrued expenses	$	−	$80,000
Total liabilities		−	80,000

Series A redeemable convertible preferred stock		−	13,116,628

Shareholders’ equity
Common stock, $0.0001 par value: 75,000,000 shares authorized,
24,154,083 and 15,000,000 shares issued and outstanding		2,416	1,500
Additional paid-in capital		39,921,717	7,976,976
Retained earnings		39,227,879	24,125,381
Accumulated other comprehensive income		2,629,230	2,571,477
Total shareholders' equity		81,781,242	34,675,334
Total liabilities and shareholders' equity		$81,781,242	$47,871,962

Condensed Statement of Income

	Year ended December 31,
	2009		2008

NET REVENUE	$	−	$	−
Administrative expenses		(2,024,833)		(537,250)
Other expense:
Changes in fair value of warrants		(8,831,161)		−
Merger expenses		−		(259,225)
Income tax		−		−
Equity in income of subsidiaries		27,635,270		12,498,354
Net income		$16,779,276		$11,701,879

Condensed Statement of Cash Flows

	Year ended December 31,
	2009		2008

Net cash used in operating activities		$(1,773,393)	$	−
Net cash used in investing activities		(7,391,257)		(11,906,538)
Net cash provided by financing activities		9,164,650		11,906,538
Cash, beginning of year		−		−
Cash, end of year	$	−	$	−

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: March 30, 2010	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2010	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 30, 2010	By:	/s/ Yang “Roy” Yu
	Name:	Yang “Roy” Yu
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: March 30, 2010	By:	/s/ Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: March 30, 2010	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: March 30, 2010	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: March 30, 2010	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director