Form 10-Q
period 2010-03-31
LIHUA INTERNATIONAL INC.
filed 2010-05-04
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 000-52650

LIHUA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
    Yes    ☐     No   ☒

There were 29,143,432 shares of the Registrant’s Common Stock issued and outstanding on May 3, 2010.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS
LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,334,532	$34,614,838
Restricted cash	-	575,000
Accounts receivable, net	16,420,316	10,996,430
Other receivables and current assets	206,576	493,006
Prepaid land use right – current portion	172,563	172,515
Deferred income tax assets	55,398	98,068
Inventories	13,484,932	17,534,254
Total current assets	76,674,317	64,484,111
OTHER ASSETS
Property, plant and equipment, net	18,102,968	18,424,080
Construction in progress	519,216	59,558
Deposits for plant and equipment	177,431	28,163
Prepaid land use right – long-term portion	8,127,172	8,168,039
Intangible assets	5,904	2,812
Total non-current assets	26,932,691	26,682,652
Total assets	$103,607,008	$91,166,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,197,384	$2,196,772
Accounts payable	5,850,861	4,923,360
Other payables and accruals	1,140,162	681,097
Income taxes payable	2,662,951	1,584,292
Total current liabilities	11,851,358	9,385,521
Total liabilities	11,851,358	9,385,521

SHAREHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
24,857,717 and 24,154,083 shares issued and outstanding	2,486	2,416
Additional paid-in capital	42,472,264	39,921,717
Statutory reserves	6,199,852	5,400,994
Retained earnings	40,403,362	33,826,885
Accumulated other comprehensive income	2,677,686	2,629,230
Total shareholders' equity	91,755,650	81,781,242
Total liabilities and shareholders' equity	$103,607,008	$91,166,763

See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2010	2009

NET REVENUE	$63,220,702	$20,550,327

Cost of sales	(51,399,418)	(14,851,807)

GROSS PROFIT	11,821,284	5,698,520

Selling expenses	(450,877)	(203,252)
General and administrative expenses	(1,293,603)	(542,130)

Income from operations	10,076,804	4,953,138

Other income (expenses):
Interest income	33,351	24,245
Interest expenses	(29,170)	(113,126)
Change in fair value of warrants classified as derivatives	-	(124,215)

Total other income (expenses)	4,181	(213,096)

Income before income taxes	10,080,985	4,740,042

Provision for income taxes	(2,705,650)	(764,065)

NET INCOME	7,375,335	3,975,977

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	48,456	(8,438)

COMPREHENSIVE INCOME	$7,423,791	$3,967,539

Net income per share
Basic	$0.29	$0.27
Diluted	$0.28	$0.18

Weighted average number of shares outstanding
Basic	25,450,624	15,000,000
Diluted	26,308,735	21,818,182

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total

At January 1, 2010 (Audited)	24,154,083	$2,416	$39,921,717	$5,400,994	$33,826,885	$2,629,230	$81,781,242

Net income	-	-	-		7,375,335	-	7,375,335
Foreign currency translation adjustment	-	-	-	-	-	48,456	48,456
Comprehensive income	-	-	-	-	-	-	7,423,791

Exercise warrants	703,634	70	2,449,930	-	-	-	2,450,000

Share-based payments to employees and directors	-	-	100,617	-	-	-	100,617

Appropriation of statutory reserves	-	-	-	798,858	(798,858)	-	-

At March 31, 2010 (Unaudited)	24,857,717	$2,486	$42,472,264	$6,199,852	$40,403,362	$2,677,686	$91,755,650

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,375,335	$3,975,977
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	493,599	261,443
Share-based compensation costs	100,617	63,563
Change in fair value of warrants	-	124,215
(Increase) decrease in assets:
Accounts receivable	(5,420,349)	(422,966)
Notes receivable	-	321,840
Other receivables and current assets	286,542	(855,303)
Inventories	4,053,846	(3,756,354)
Deferred income tax benefits	42,694	23,391
Increase (decrease) in liabilities:
Accounts payable	926,051	1,856,914
Other payables and accruals	458,835	283,087
Income taxes payable	1,078,125	339,303
Net cash provided by operating activities	9,395,295	2,215,110

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(123,585)	(7,040,786)
Addition to (Completion of) construction in progress	(459,602)	4,974,502
Deposit for plant and equipments	(149,248)	(485,844)
Net cash used in investing activities	(732,435)	(2,552,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term bank loans	-	(1,170,326)
Release of restricted cash related to private placement of stock and warrants	575,000	800,000
Proceeds from exercise of warrants	2,450,000	-
Net cash provided by (used in) financing activities	3,025,000	(370,326)

Foreign currency translation adjustment	31,834	(4,456)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,719,694	(711,800)
CASH AND CASH EQUIVALENTS, at the beginning of the period	34,614,838	26,041,849

CASH AND CASH EQUIVALENTS, at the end of the period	$46,334,532	$25,330,049

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares-based compensation to employees and directors	$100,617	$63,563

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$29,168	$113,126
Cash paid for income taxes	$1,584,594	$401,371

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of March 31, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital		Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007		$15,000,000	100%	Manufacturing and sales of refined copper.

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation
These condensed consolidated financial statements include the financial statements of Lihua and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation
These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.  The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Reclassification
Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported financial position, results of operations, or cash flows.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs
Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, research and development costs were $34,843 and $23,570, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling, general and administrative expense were $732 and $nil for the three months ended March 31, 2010 and 2009, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the three months ended March 31, 2010 and 2009 were $357,537 and $116,306, respectively.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China.

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

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

NOTE 4	RESTRICTED CASH

As of December 31, 2009, $575,000 in total was held in escrow arising from agreements in conjunction with the a private placement of 6,818,182 shares of Series A Convertible Preferred Stock and Series A warrants to purchase 1,500,000 shares of Common Stock, completed on October 31, 2008.

All of the restricted cash was fully released from escrow to the Company in January 2010.

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Accounts receivable	$16,420,316	$10,996,430
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$16,420,316	$10,996,430

NOTE 6	OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Prepayment	$10,857	$17,298
Recoverable value added tax	184,000	475,708
Other receivables	11,719	-
Less: Allowance for valuation and doubtful debts	-	-

	$206,576	$493,006

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$4,399,045	$8,832,262
Work in progress	1,004,132	1,316,422
CCA and copper wire	3,758,412	3,052,604
Refined copper rod	4,323,343	4,332,966

	$13,484,932	$17,534,254

NOTE 8	INTANGIBLE ASSETS

	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Computer software, cost	$10,788	$7,030
Less: Accumulated amortization	(4,884)	(4,218)

	$5,904	$2,812

Amortization expenses for the three months ended March 31, 2010 and 2009 were $665 and $351.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interest to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amount expensed on prepaid land use right for the three months ended March 31, 2010 and 2009 were $43,137 and $43,091, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $172,563 per annum.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Cost:
Buildings	$9,450,407	$9,736,531
Office equipment	314,204	321,741
Motor vehicles	398,637	315,727
Machinery	11,832,075	11,491,642

Total cost	21,995,323	21,865,641
Less: Accumulated depreciation	(3,892,355)	(3,441,561)

Net book value	$18,102,968	$18,424,080

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $449,797 and $218,001, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Construction of plant and equipment	$490,650	$31,000
Construction of buildings	28,566	28,558

	$519,216	$59,558

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Bank loan granted by Agriculture Bank of China, with interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and maturing on August 20, 2010 (extended from August 21, 2009)	$732,461	$732,257

Bank loan granted by Mr. Jianhua Zhu and maturing on April 15, 2010	761,760	761,548

Bank loan granted by Mr. Jianhua Zhu and maturing on May 21, 2010	703,163	702,967

Total	$2,197,384	$2,196,772

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Accrued staff costs	$477,333	$476,978
Other taxes payable	659,588	181,286
Other payables	3,241	22,833

	$1,140,162	$681,097

NOTE 14	COMMON STOCK PURCHASE WARARNTS

Warrants issued and outstanding at March 31, 2010, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3.17
Granted / Vested	-
Forfeited	-
Exercised	(706,000)	3.50
Balance, March 31, 2010 (Unaudited)	1,396,100	$3.63	3.55	1,258,100	$3.50	2.92

NOTE 15	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder
The Company recognized a compensation expense of $63,563, related to the restricted shares granted by a principal stockholder to Mr. Yang “Roy” Yu, the Company’s Chief Financial Officer (CFO), based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the three months ended March 31, 2010.

Options granted to Independent Directors
Options issued and outstanding at March 31, 2010 and their movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2009	65,000	$4.06	$415,450	9.2
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2010 (Unaudited)	65,000	$4.06	$332,900	9.2

Exercisable at March 31, 2010 (Unaudited)	40,000	$2.955	$249,000	9.11

(1)	The intrinsic value of the stock option at March 31, 2010 is the amount by which the market value of the Company’s common stock of $9.18 as of March 31, 2010 exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Lihua is subject to taxes in the U.S.

Ally Profit being incorporated in the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

Lihua Holdings is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2010. However, as Lihua Holdings has not generated any revenue or income, no provision for Hong Kong income tax has been made.

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron has continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009. Lihua Electron has been subject to an EIT rate of 25% for the year ended December 31, 2010 under the New EIT Law.

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2010 and 2009 under the New EIT Law.

The Company’s provision for income taxes consisted of:
	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
PRC income tax:
Current	$2,662,956	$740,674
Deferred	42,694	23,391

	$2,705,650	$764,065

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	March 31 2010	December 31 2009
	(Unaudited)	(Audited)
Deferred income tax assets - current:
Unrealized intercompany profit in inventory	$55,398	$98,068
Less: Valuation allowance	−	−

	$55,398	$98,068

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Income available to common stockholders:
- Basic	$7,375,335	$3,975,977

- Diluted	$7,375,335	$3,975,977

Weighted average number of shares:
- Basic	25,450,624	15,000,000
- Effect of dilutive convertible preferred stock	-	6,818,182
- Effect of dilutive warrants and options	858,111	-
- Diluted	26,308,735	21,818,182

Net income per share
- Basic	$0.29	$0.27

- Diluted	$0.28	$0.18

NOTE 18	RELATED PARTY TRANSACTIONS

(1)          Sales

For the three months ended March 31, 2010 and 2009, the sales included Nil and $169,775, respectively, that were made to Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Yaying Wang, our COO and one of our directors.

(2)          Guarantees

As of March 31, 2010 and December 31, 2009, Mr. Jianhua Zhu, the Company’s CEO and director provided guarantees for the Company’s short-term bank loans of $2,197,384 and $2,196,772, respectively. (See Note 12 above).

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2010 and 2009, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of March 31, 2010 and 2009 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of March 31, 2010 and December 31, 2009.  There was no single customer who constituted 10% or more of the Company’s net revenue for the three months ended March 31, 2010 or 2009.

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

NOTE 20	SEGMENT DATA AND RELATED INFORMATION

The Company operates in one business segment, manufacturing and sale of copper clad aluminum (CCA) wire and copper wire produced from refined copper materials, as well as refined copper rod. The Company also operates only in one geographical segment – China, as all of the Company’s products are sold to customers located in China and the Company’s manufacturing operations are located in China.

The Company’s major product categories are (1) wire manufacturing, consisting of (a) CCA, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (b) copper wire, manufactured from recycled copper rod; and (2) recycled copper, consisting of fire refined copper produced from scrap copper and used to manufacture copper rod, raw wire, cable and magnet wire. The manufacturing of refined copper was launched in the first quarter of 2009.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue from unaffiliated customers:
CCA and Copper wire	$40,618,931	$16,313,595
Refined copper rod	22,601,771	4,236,732
	$63,220,702	$20,550,327

Gross profit:
CCA and Copper wire	$9,898,637	$5,310,089
Refined copper rod	1,922,647	388,431
	$11,821,284	$5,698,520

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21	SUBSEQUENT EVENTS

On April 14, 2010, the Company closed an offering of 4,285,715 shares of its common stock at a public offering price of $8.05 per share, which included the sale of 559,006 shares of its common stock as a result of the exercise of the over-allotment option by the underwriters. The Company received net proceeds of approximately $32.5 million from the offering, after deducting underwriting discounts and estimated offering expenses.

The offering was underwritten by Rodman & Renshaw, LLC, Chardan Capital Markets, LLC and Brean Murray, Carret & Co., LLC, pursuant to an underwriting agreement with the Company dated April 8, 2010. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-164269), filed with the United States Securities and Exchange Commission and, as disclosed in a prospectus supplement dated April 8, 2010 filed with the Securities and Exchange Commission.

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

OVERVIEW

We are principally engaged in the production of copper replacement products which include copper rod and copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell three major types of copper replacement products: pure copper wire, pure copper rod and CCA wire.  The pure copper wire and pure copper rod products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process.

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

We are currently one of the leading CCA superfine wire producers in China. Furthermore, we believe we were among one of the first manufacturers which commercialized CCA superfine wire production in China. Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire.  In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin.  The value added nature of our CCA superfine wire products lies in our ability and technology to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.

We have expanded our business from the CCA superfine wire segment into the recycled copper rod and wire business because we believe that the recycled copper rod and wire segment allows us to sell into the much bigger pure copper wire market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to superfine wire drawing.  We believe that both the CCA superfine wire and the copper rod and wire segments are growing markets and offer us substantial opportunity to increase our sales in the future.  In absolute terms, the copper rod and copper wire markets are much larger than the CCA superfine wire market, which although fast growing as a pure copper wire substitute, still has its own limitations and cannot replace the entire pure copper wire market.  While the copper rod and copper wire markets generally carry lower gross margins than our higher value-added CCA fine wire products, the potential absolute dollar value of gross profit available to us from the copper rod and wire markets are greater than those available from the CCA fine wire market.  We anticipate that we will continue to expand production capacity in both segments, but that the majority of our investment and resulting planned growth in sales volume will occur in the copper rod and fine wire segment, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our markets for our three main product categories (copper rod, copper wire and CCA wire) overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our copper rod, which is manufactured from recycled scrap copper, competes directly with copper rod made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market.  During 2009, we sold copper rod to approximately 100 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our three product lines are growing rapidly, due both to growing demand in China for all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

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

Our capacity to sell our copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the equipment we have installed to produce these products.  Our copper rod is made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have a single horizontal copper rod extrusion production line, fed by two smelters, which is capable of producing 25,000 tons of copper rod per year in total.  As noted above, for the three months ended March 31, 2010, we sold 2,997 tons of copper rod, all of which was produced on this smelter/extrusion line.  As of March 31, 2010, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We have added two high-capacity copper wire drawing production lines in first quarter 2010, and anticipate that we will add four additional high-capacity drawing production lines in 2010, all of which will be used to draw copper wire from our copper rod, and which will increase our annual capacity to 25,000 tons of copper wire, equivalent to the annual output of the existing smelters.  We further anticipate that we will continue to add drawing machines in the second half of 2010.  We may also add to our smelter/extrusion capacity in the second half of 2010 or the first half of 2011, so that we can increase our production volumes of copper rod.  Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

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

Economic conditions in China

We operate our manufacturing facilities in China and derive the majority of our revenues from sales to customers in China. As such, economic conditions in China will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a CAGR of 9.65% in gross domestic product from 1999 through 2009. Domestic demand for and consumption of copper and CCA products have increased substantially as a result of this growth. We believe that economic conditions in China will continue to affect our business and results of operations.

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

The March 2009 launch of our scrap copper refinery business has changed our product mix and gross margins.  Generally, copper rod contributes a lower gross profit margin compared to finished wire products.  We are still at a development stage of this new business segment, and our copper rod production capacity exceeds our copper wire drawing capacity.  Therefore, we currently must sell a percentage of our copper rod production into the open market on an unimproved basis, at lower profit margins.  However, we expect a gradual ramping up of our wire production facilities and thus we will likely be able to utilize a substantial proportion of our copper rod production capacity as raw material for our copper wire production. As a result, we expect to sell more copper wire at higher profit margins than copper rod over time.

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

Our interest expense consists of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Sales

Our business for the three months ended March 31, 2010 continued to demonstrate robust growth.  Net sales increased by 207.6% from $20.6 million in the three months ended March 31, 2009 to $63.2 million in the three months ended March 31, 2010. This growth was primarily driven by strong market demand in our copper rod and copper wire products from the scrap copper refinery business as well as our CCA wire products. In the first quarter of 2010, the majority of our sales volume was comprised of copper rod and copper wire.  Please see the table below for more details regarding the product sales breakdown by specific category.

	Three months ended March 31,
	2010			2009
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price

CCA and Copper wire	$40,618,931	4,678	$8,683	$16,313,595	2,639	$6,182
Copper rod	$22,601,771	2,997	$7,541	$4,236,732	1,102	$3,845
Total	$63,220,702	7,675	$8,237	$20,550,327	3,741	$5,493

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,				Growth in three months ended March 31, 2010 compared to three months ended March 31, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$63,221	100.0%	$20,550	100.0%	207.6%
Total cost of sales	(51,399)	(81.3)%	(14,852)	(72.3)%	246.1%
Gross Profit	$11,821	18.7%	$5,699	27.7%	107.4%

Total cost of sales for the three month ended March 31, 2010 was $51.4 million, reflecting an increase of 246.1% from the same period last year. As a percentage of total sales, our cost of sales increased to 81.3% of total sales for the quarter ended March 31, 2010, compared to 72.3% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 18.7% in the quarter ended March 31, 2010 from 27.7% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our CCA products; ii) the sharp increase in copper price. During the first quarter of 2010, the average copper price was $7,320 compared to $3,739 from the same period last year, reflecting an increase of 95.8%.

Gross profit for the three months ended March 31, 2010 was $11.8 million, up 107.4% from gross profit of $5.7 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,				Growth in three months ended March 31, 2010 compared to three months ended March 31, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$11,821	18.7%	$5,699	27.7%	107.4%
Operating Expenses:
Selling expenses	(451)	(0.7)%	(203)	(1.0)%	121.8%
General & administrative expenses	(1,294)	(2.1)%	(542)	(2.6)%	138.6%
Total operating expense	(1,745)	(2.8)%	(745)	(3.6)%	134.0%
Income from operations	$10,077	15.9%	$4,953	24.1%	103.4%

Total selling, general and administrative expenses were $1,745,000 for the three months ended March 31, 2010, compared to $745,000 for the same period last year, an increase of 134.0%.

Selling expenses were $451,000 for the three months ended March 31, 2010, an increase of 121.8% compared to the same period last year. The increase was attributable to:
•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were $1,294,000 for the three months ended March 31, 2010, an increase of 138.6% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $29,170 for the three months ended March 31, 2010, compared to $113,126 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the three months ended March 31, 2010, income tax expense was $2,705,650, reflecting an effective tax rate of 26.8% from operation.  The effective tax rate for the same period in 2009 was 16.1%.

In 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the three months ended March 31, 2010 was $7.4 million, or 11.7% of net revenue, compared to $4.0 million, or 19.3% of net revenue, in the same period in 2009.

Foreign Currency Translation Gains

During the three months ended March 31, 2010, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $48,456.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares from capital market.

As of March 31, 2010, we had approximately $46.3 million in cash, up $11.7 million from $34.6 million at December 31, 2009.  The following table summarizes our cash flows for each of the periods indicated:

	For the three months ended March 31,
	2010	2009
	(US$)
Net cash provided by operating activities	$9,395,295	$2,215,110
Net cash used in investing activities	(732,435)	(2,552,128)
Net cash provided by financing activities	3,025,000	(370,326)
Effect of exchange rate on cash and cash equivalents	31,834	(4,456)
Cash and cash equivalents at beginning of period	34,614,838	26,041,849
Cash and cash equivalents at end of period	$46,334,532	$25,330,049

Operating activities

For the three months ended March 31, 2010, cash provided by operating activities totaled $9.4 million compared to $2.2 million in the same period of 2009. This was primarily attributable to: i) a $7.4 million increase in net earnings; ii) a $5.4 million accounts receivable increase driven by revenue growth; iii) a $4.1 million inventory decrease, resulting from more efficient use of raw materials and finished goods; iv) a $1.1 million increase in tax payable as a result of the increase in sales; v) a shortened cash cycle between timing of inventory purchases and collection of accounts receivable, resulting in $0.9 million decrease in accounts payables.

Investing activities

For the three months ended March 31, 2010, we had a net cash outflow of $0.7 million from investing activities for the purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery, and building up new workshops, all being part of our planned expansion.

Financing activities

For the three months ended March 31, 2010, we had a net cash inflow of $3.0 million from financing activities which was primly driven by $2.5 million proceeds from the exercise of warrants of the PIPE investors.

Capital expenditure

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2007, 2008 and 2009, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2010, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new production facilities we currently have two horizontal smelters, which can produce 25,000 tons of refined copper rods per year, we plan to add additional smelting facility in 2011 and increase our refinery copper capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 20,000 tons of copper wire, as of March 31, 2010. We plan to have four new additional high-capacity drawing production lines in production by the end of 2010 while increasing our copper wire production capacity to 25,000 tons per year. Of that capacity, 15,000 tons per year will be copper magnet wire and 10,000 tons per year will be copper fine wire. We also plan to have another four production lines in production by the end of 2010, increasing our CCA wire production capacity to 10,000 tons per year. Of that capacity, 6,000 tons per year will be CCA magnet wire and 4,000 ton per year will be CCA fine wire. For the 2010 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations, proceeds from our initial public offering and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

Our Days Sales Outstanding (DSO) has improved to 23 days in quarter ended March 31, 2010 comparing with 48 days in the same period last year, because of the change in our product mix. In quarter ended March 31, 2009, we produced 2,639 tons of CCA and copper wire and 1,102 tons of copper rod.  In the first quarter of 2010, we produced 4,678 tons of CCA and copper wire and 2,997 tons of copper rod. As CCA is an emerging product in China, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper rod and copper wire, are in such high demand that we don’t have to extend credit terms, which is the primary reason our overall DSO has improved as we have introduced recycled copper wire and copper rod as new product lines. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	For the period ended,
	March 31, 2010	December 31, 2009
	Accounts Receivable	Accounts Receivable
CCA wire and Copper wire	$11,890,072	$8,714,670
Copper rod	4,530,244	2,281,760
Total	16,420,316	10,996,430

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our reporting currency is the Renminbi. Transactions in other currencies are recorded in Renminbi at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into Renminbi at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

The State Administration for Foreign Exchange, or SAFE of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules”. Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2010, the exchange rate of RMB to $1 was RMB 6.8258.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our raw materials are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue are denominated in Renminbi.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of March 31, 2010 and December 31, 2009, we have cash denominated in U.S. dollars amounting to RMB 316,293,412 (USD 46,334,532) and RMB 236,357,039 (USD 34,614,838) . Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB 330,775 (USD 48,456) for the quarter ended March 31, 2010. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB 15,000,000 (USD 2,197,384) as of March 31, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB 150,000  (USD 21,974). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 4.8%, 5.9%, and 5.2% in 2007, 2008 and 2009 respectively.

Item 4.	CONTROLS AND PROCEDURES

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2009, we consummated a public offering of 2,300,000 shares of common stock at a public offering price of $4.00 per share and an over-allotment of an additional 300,000 shares for gross proceeds of approximately $10,400,000 and net proceeds of $9,580,000, after deducting underwriting discounts and offering commissions.  There were no payments, direct or indirect, made to any directors, officers, or their associates; to persons owning 10% percent or more of any class of our equity securities; or affiliates of the issuer; or direct or indirect payments to others.

We offered the shares sold in the offering pursuant to Registration Statements on Forms S-1, as amended (Registration Statement Nos. 333-159705 and 333-161726) filed with the Securities and Exchange Commission), which were declared effective by the SEC on September 4, 2009.  We used approximately $3.9 million of net proceeds to purchase additional high speed fine wire drawing machines to process excess copper rod and the remainder of the net proceeds for.general working capital, including increased corporate governance costs.

The offering was underwritten by Broadband Capital Management LLC and Rodman & Renshaw, LLC, who acted as joint book-running managers.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	OTHER INFORMATION

None.

Item 5.	EXHIBITS

(b)	Exhibits

Exhibit No.	Document Description
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

LIHUA INTERNATIONAL, INC.

May 4, 2010	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2010	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu Chief Financial Officer
(Principal Financial Officer)