Form 10-K/A
period 2009-12-31
LIHUA INTERNATIONAL INC.
filed 2010-07-12
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2009

EXPLANATORY NOTE
This annual report on Form 10-K is being filed as Amendment No. 1 to our Annual Report on Form 10-K which was originally filed on March 31, 2010 with the Securities and Exchange Commission. We are amending and restating our financial statements to reclassify certain of the Company’s warrants as derivative liabilities and report any changes in their fair value up to the earlier of the date of exercise or the reporting date in earnings. The Company has performed a thorough reassessment of the terms of all its Company’s warrants with reference to the guidance provided in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (formerly EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which has been effective from January 1, 2009. In particular, the Company has considered the guidance in ASC 815-40-15-7I (formerly paragraph 19 of EITF No. 07-5) regarding the Company’s exposure to changes in currency exchange rates. This reassessment has led to management’s conclusion that the Company’s warrants should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollar, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). We have also revised the disclosure under Item 8A(T) “Controls and Procedures.”

Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any event occurring subsequent to March 31, 2010, the filing date of the original report.

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

	Year Ended December 31,
	2009 (As restated)		2008
	US$	% of Sales	US$	% of Sales
	(in thousands, except for percentages, pershare and operating data)
Consolidated Statement of Income Data:

Sales
CCA and Copper wire	109,398	67.7%	50,006	100.0%
Refined Copper rod	52,146	32.3%	—	—
Total Sales	161,544	100.0%	50,006	100.0%

Cost of sales
CCA and Copper wire	(78,081)	-48.3%	(33,202)	-66.4%
Refined Copper rod	(47,230)	-29.2%	—	—
Total cost of sales	(125,311)	-77.6%	(33,202)	-66.4%

Gross profit	36,233	22.4%	16,804	33.6%

Selling expenses	(1,722)	-1.1%	(700)	-1.4%
Admin expenses	(3,992)	-2.5%	(1,907)	-3.8%
Income from operations	30,519	18.9%	14,197	28.4%

Interest income	174	0.1%	68	0.1%
Interest expenses	(335)	-0.2%	(515)	-1.0%
Merger cost	—	—	(259)	-0.5%
Change in fair value of warrants	(11,877)	-7.4%
Loss on extinguishment of warrant liabilities	(0.4)	-0.001
Other income (expenses)	501	0.3%	4	0.01%

Income before tax	18,980	11.7%	13,495	27.0%
Income tax	(5,248)	-3.2%	(1,793)	-3.6%
Net income	13,733	8.5%	11,702	23.4%

Earnings per share
—Basic	0.77		0.75
—Diluted	0.72		0.70

Other Consolidated Financial Data:
Gross profit margin (1)	22.4%		33.6%
Operating profit margin (1)	18.9%		28.4%
Net profit margin (1)	8.5%		23.4%

Consolidated Operating Data:
Shipment volume (ton)
CCA and Copper wire	15,353		5,966
Refined Copper rod	9,630		—
Average selling price ($ per ton)
CCA and Copper wire	7,126		8,382
Refined Copper rod	5,595		—

Consolidated Balance Sheet Data:
Cash and cash equivalents	34,615		26,042
Accounts receivable	10,996		5,043
Inventories	17,534		587
Property, plant and equipment	18,424		7,441
Total assets	91,167		56,813
Secured short-term bank loans	2,197		6,145
Total liabilities	23,661		9,021
Total shareholders’ equity	67,506		34,675
Total liabilities and shareholders’ equity	91,167		56,813

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that we are well positioned to continue to capture further market share in the copper wire industry. CCA and copper wire produced from recycled copper are increasingly being accepted as cheaper alternatives to pure copper wire. As a result, Our sales and net income have increased substantially during the last three years. We generated sales of $32.5 million, $50.0 million and $161.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. We achieved net income of $7.7 million, $11.7 million and $13.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.  In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.

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

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:
☐	economic conditions in China;

☐	the market price for copper;

☐	demand for, and market acceptance of, copper replacement products;

☐	production capacity;

☐	supply and costs of principal raw materials; and

☐	product mix and implications on gross margins.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants to purchase 1,500,000 shares of Common Stock, and Series B Warrants to purchase 500,000 shares of Common Stock, and the Warrants issued to placement agents to purchase 138,000 shares of common stock in conjunction with the company's initial public offering in September 2009, increased to $14,275,483 as of December 31, 2009. As such, the Company recognized a $11,877,341 loss, which is a non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

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

Selling expenses were $1,722,000 for the year ended December 31, 2009, an increase of 146.0% compared to the same period last year. The increase was attributable to:
☐	Increased costs related to product distribution and insurance as a result of expanded business volume; and

☐	Increased staffing costs as we continued to expand the sales force during the period,

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

Income tax

For the year ended December 31, 2009, income tax expense was $5,247,647, reflecting an effective tax rate of 27.6% from operation.  The effective tax rate for the same period in 2008 was 13.3%.

In 2008 and 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.

Net Income

Net income for the year ended December 31, 2009 was $13.7 million, or 8.5% of net revenue, compared to $11.7 million, or 23.4% of net revenue, in the same period in 2008. The net income for the year ended December 31, 2009 was impacted by an $11.9 million non-cash charge as a result of the change of the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008 and placement agents in conjunction with the company's Initial Public Offering in September 2009. Excluding the impact of this non-cash charge, net income for the year ended December 31, 2009 was $25.6 million, up 118.9% from the same period last year.

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

Operating activities

For the year ended December 31, 2009, cash provided by operating activities totaled $8.4 million compared to $15.8 million in the same period of 2008. This was primarily attributable to: i) a $13.7 million increase in net earnings; ii) a $5.9 million accounts receivable increase driven by revenue growth; iii) a $16.9 million inventory increase, principally in copper rods, to support planned expansion and sales growth in copper wire; iv) a $1.1 million increase in income tax payable; v) a $2.9 million accounts payable increase due to the growth of revenue; and vi) net income was offset by a $11.9 million non cash charge, which was caused by the increase of fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008 and placement agents in conjunction with the company's Initial Public Offering in September 2009.

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

Disclosure Controls

In connection with the preparation of the annual report on Form 10-K/A for the year ended December 31, 2009, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”), as amended, as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because of the material weakness described below under “Management’s Report on Internal Control over Financial Reporting.”

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2009 the following material weakness in our internal control over financial reporting has been identified: the Company did not have appropriate policies and procedures in place to properly classify its warrants which should not have been considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollar, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). Therefore, the Company was not able to effectively identify and evaluate the Company’s exposure to changes in currency exchange rates .

Due to the material weakness described above, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

Management’s Remediation Initiatives

We have planned to make the following necessary changes and improvements to address the material weaknesses in our internal control over financial reporting as described above:

•	recruiting accounting resources to fulfill U.S. GAAP reporting requirements;
•	providing training to our finance team and other relevant personnel of the Company in respect of identification of U.S. GAAP accounting guidance applicable to the Company’s financial statements; and;
•	deferring to external expertise, i.e., outside firm as accounting advisors, if necessary to ensure proper disclosure and reporting in a timely fashion.

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

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

+ Filed herewith.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F – 1

Consolidated Balance Sheets	F – 2

Consolidated Statements of Income and Comprehensive Income	F – 3

Consolidated Statements of Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F-6 – F-37

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

/s/ AGCA, Inc.

Arcadia, California
March 30, 2010, except for Note 1(D) as to which the date is July 12, 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(As restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,614,838	$26,041,849
Restricted cash	575,000	1,750,000
Notes receivable, net	—	321,892
Accounts receivable, net	10,996,430	5,042,739
Other receivables and current assets	493,006	—
Prepaid land use right – current portion	172,515	172,353
Deferred income tax assets	98,068	23,395
Inventories	17,534,254	586,938
Total current assets	64,484,111	33,939,166
OTHER ASSETS
Property, plant and equipment, net	18,424,080	7,440,943
Construction in progress	59,558	6,017,941
Deposits for plant and equipment	28,163	1,077,892
Prepaid land use right – long-term portion	8,168,039	8,332,732
Intangible assets	2,812	4,214
Total non-current assets	26,682,652	22,873,722
Total assets	$91,166,763	$56,812,888

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,196,772	$6,145,202
Accounts payable	4,923,360	1,643,544
Other payables and accruals	681,097	830,744
Income taxes payable	1,584,292	401,436
Derivative warrant liabilities	14,275,483	−
Total current liabilities	23,661,004	9,020,926
Total liabilities	23,661,004	9,020,926

Commitment and contingencies (Note 23)

Series A redeemable convertible preferred stock: $0.0001 par value:
10,000,000 shares authorized (liquidation preference of $2.20 per share), none and 6,818,182 shares issued and outstanding	—	13,116,628

SHAREHOLDERS' EQUITY
Series A convertible preferred stock: $0.0001 par value (liquidation preference of $2.20 per share), 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value: 75,000,000 shares authorized,
24,154,083 and 15,000,000 shares issued and outstanding	2,416	1,500
Additional paid-in capital	28,692,812	7,976,976
Statutory reserves	5,400,994	2,603,444
Retained earnings	30,780,307	21,521,937
Accumulated other comprehensive income	2,629,230	2,571,477
Total shareholders' equity	67,505,759	34,675,334
Total liabilities and shareholders' equity	$91,166,763	$56,812,888

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2009	2008
	(As restated)

NET REVENUE	$161,543,434	$50,006,057

Cost of sales	(125,310,613)	(33,202,344)

GROSS PROFIT	36,232,821	16,803,713

Selling expenses	(1,722,242)	(700,029)
General and administrative expenses	(3,991,801)	(1,907,043)

Income from operations	30,518,778	14,196,641

Other income (expenses):
Interest income	173,807	68,353
Interest expenses	(335,335)	(514,950)
Merger expenses	—	(259,225)
Change in fair value of warrants classified as derivatives	(11,877,341)	—
Loss on extinguishment of warrant liabilities	(398)	—
Other income	500,834	3,741

Total other income (expenses)	(11,538,433)	(702,081)

Income before income taxes	18,980,345	13,494,560

Provision for income taxes	(5,247,647)	(1,792,681)

NET INCOME	13,732,698	11,701,879

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	57,753	1,622,035

COMPREHENSIVE INCOME	$13,790,451	$13,323,914

Net income per share
Basic	$0.77	$0.75
Diluted	$0.72	$0.70

Weighted average number of shares outstanding
Basic	17,822,890	14,187,945
Diluted	19,128,231	15,327,422

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
			(As restated)		(As restated)
At January 1, 2008	14,025,000	$1,403	$4,706,022	$1,343,338	$12,082,279	$949,442	$19,082,484

Effect of reverse merger	975,000	97	1,387	—	—	—	1,484

Net income	—	—	—	—	11,701,879	—	11,701,879
Foreign currency translation adjustment	—	—	—	—	—	1,622,035	1,622,035
Comprehensive income							13,323,914

Effect of Restructuring	—	—	1,270,292	—	—	—	1,270,292

Beneficial conversion feature of convertible preferred stock (Note 15)	—	—	1,002,115	—	—	—	1,002,115

Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend (Note 15)	—	—	—	—	(1,002,115)	—	(1,002,115)

Warrants for convertible preferred stock (Note 15)	—	—	539,910	—	—	—	539,910

Share-based payments to employees	—	—	367,250	—	—	—	367,250

Warrants issued for services	—	—	90,000	—	—	—	90,000

Appropriation of statutory reserves	—	—	—	1,260,106	(1,260,106)	—	—

At December 31, 2008, as previously reported	15,000,000	1,500	7,976,976	2,603,444	21,521,937	2,571,477	34,675,334

Cumulative effect of reclassification of common stock purchase warrants	—	—	(629,910)	—	(1,676,778)	—	(2,306,688)

At January 1, 2009, as adjusted	15,000,000	1,500	7,347,066	2,603,444	19,845,159	2,571,477	32,368,646

Net income	—	—	—	—	13,732,698	—	13,732,698
Foreign currency translation adjustment	—	—	—	—	—	57,753	57,753
Comprehensive income							13,790,451

Issue of common stock in public offering	2,300,000	230	7,572,392	—	—	—	7,572,622

Conversion of redeemable convertible preferred stock to common stock	6,818,183	682	13,115,946	—	—	—	13,116,628

Exercise of warrants	35,900	4	325,968	—	—	—	325,972

Share-based payments to employees and directors	—	—	331,440	—	—	—	331,440

Appropriation of statutory reserves	—	—	—	2,797,550	(2,797,550)	—	—

At December 31, 2009	24,154,083	$2,416	$28,692,812	$5,400,994	$30,780,307	$2,629,230	$67,505,759

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,732,698	$11,701,879
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,652,863	812,339
Merger expenses	—	259,225
Share-based compensation costs	331,440	367,250
Warrants issued for services	—	90,000
Change in fair value of warrants	11,877,341	—
Loss on extinguishment of warrant liabilities	398
Deferred income tax benefits	(74,621)	(23,022)
(Increase) decrease in assets:
Accounts receivable	(5,946,526)	701,310
Notes receivable	322,061	470,299
Other receivables and current assets	(492,804)	10,259
Inventories	(16,939,820)	2,154,764
Increase (decrease) in liabilities:
Accounts payable	2,932,371	(994,285)
Other payables and accruals	(150,322)	312,986
Income taxes payable	1,181,995	(25,302)
Net cash provided by operating activities	8,427,074	15,837,702

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of merger expenses for reverse acquisition	—	(259,225)
Repayment from a related party	—	4,168,699
Purchase of property, plant and equipment	(5,094,444)	(4,852,020)
Prepayment for land use right	—	(3,750,540)
Net cash used in investing activities	(5,094,444)	(4,693,086)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	2,196,772	11,950,700
Repayments of short-term bank loans	(6,150,962)	(10,222,888)
Repayment to related parties	—	(2,667,675)
Release of restricted cash related to Private Placement	1,175,000	—
Proceeds from exercise of warrants	125,650	—
Proceeds from Private Placement, net of restricted cash held in escrow	—	11,906,538
Proceeds from public offering of common stock, net of expenses of $1,336,000	7,864,000	—
Net cash provided by financing activities	5,210,460	10,966,675

Foreign currency translation adjustment	29,899	716,909

INCREASE IN CASH AND CASH EQUIVALENTS	8,572,989	22,828,200
CASH AND CASH EQUIVALENTS, at the beginning of the year	26,041,849	3,213,649

CASH AND CASH EQUIVALENTS, at the end of the year	$34,614,838	$26,041,849

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares-based compensation to employees and directors	$331,440	$367,250
Warrants issued for services	$—	$90,000
Issue of common stock to settle warrant liabilities, net of cash received	$200,322	$-

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$335,335	$514,950
Cash paid for income taxes	$4,140,273	$1,841,005

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

(A)	BUSINESS AND ORGANIZATION

Lihua International, Inc. (“ Lihua ” or the “ Company ”) was incorporated in the State of Delaware on January 24, 2006 under the name Plastron Acquisition Corp.  On September 22, 2008, the Company changed its name from Plastron Acquisition Corp. to Lihua International, Inc.  The Company is primarily engaged in the value-added manufacturing of bimetallic composite conductor wire, such as copper clad aluminum (“CCA”) fine wire, CCA magnet wire and CCA tin plated wire.  From the first quarter of 2009, the Company began to utilize refined, or recycled, copper to manufacture and sell low content oxygen copper cable and copper magnet wire to their existing customer base.  The Company conducts its business through two operating subsidiaries, Danyang Lihua Electron Co., Ltd. and Jiangsu Lihua Copper Industry Co., Ltd.

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of December 31, 2009, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital		Effective ownership	Principal activities

Ally Profit Investments Limited (“ Ally Profit ”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“ Lihua Holdings ”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“ Lihua Electron ”)	People’s Republic of China (“PRC”) December 30, 1999		$8,200,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“ Lihua Copper ”)	PRC August 31, 2007		$15,000,000	100%	Manufacturing and sales of refined copper.

(B)	REVERSE ACQUISITION

On October 31, 2008, the Company entered into a share exchange agreement (“ Share Exchange Agreement ”) under which the Company issued 14,025,000 shares of its Common Stock, par value $0.0001, to Magnify Wealth Enterprise Limited, the sole shareholder of Ally Profit (the “ Ally Profit Shareholder ” or “ Magnify Wealth ”) in exchange for all the issued and outstanding shares of Ally Profit (the “ Share Exchange ”). As a result of the Share Exchange, Ally Profit has become the Company’s wholly-owned subsidiary and Ally Profit Shareholder acquired a majority of the Company’s issued and outstanding stock. Concurrent with the Share Exchange, Mr. Jianhua Zhu (the managing director of Ally Profit and all of its operating subsidiaries, “ Mr. Zhu ”) has been appointed the Chief Executive Officer of the Company.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION – CONTINUED

(C)	RESTRUCTURING

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

The table below sets forth the proportion of equity interests in all entities involved before and after the Restructuring based on subscribed registered capital:

	Magnify Wealth		Ally Profit		Lihua Holdings		Lihua Electron		Lihua Copper
	Before	After	Before	After	Before	After	Before	After	Before	After
	%	%	%	%	%	%	%	%	%	%
Shareholder
Mr. Fo-Ho Chu (“ Mr. Chu ”)	100	100	—	—	—	—	45.46	—	—	—
Magnify Wealth	—	—	100	100		—	—	—	—	—
Ally Profit	—	—	—	—	100	100	—	—	—	—
Lihua Holdings	—	—	—	—	—	—	—	100	—	100
Danyang Special Electronics Co., Ltd. (a)	—	—	—	—	—	—	52.27	—	25	—
Invest Unicorn Holdings Limited (b)	—	—	—	—	—	—	—	—	75	—
Imbis Europe B.V. h/o Asia Trading (EDC) (“ Europe EDC ”)	—	—	—	—	—	—	2.27	—	—	—
	100	100	100	100	100	100	100	100	100	100

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

(D)	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has performed a thorough reassessment of the terms of all its Company’s warrants with reference to the guidance provided in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (formerly EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which has been effective from January 1, 2009. In particular, the Company has considered the guidance in ASC 815-40-15-7I (formerly paragraph 19 of EITF No. 07-5) regarding the Company’s exposure to changes in currency exchange rates. This reassessment has led to management’s conclusion that the Company’s warrants should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollar, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). Therefore, the Company has decided to properly reclassify the following warrants as derivative liabilities and report any changes in their fair value up to the earlier of the date of exercise or the reporting date in earnings.

▪
Series A and Series B Warrants to purchase up to an aggregate of 1,964,100 shares of common stock at an exercise price of $3.50, which had previously been considered indexed to the Company’s own stock and classified as equity from December 22, 2009, being the date of removal of the down-round provisions of these warrants; and

▪	Warrants issued to the underwriter to purchase up to 138,000 shares of common stock at an exercise price of $4.80 in conjunction with the public offering completed in September 2009.

The following tables present the effects of the restatement to properly account for the above warrants as derivative liabilities instead of equity on the Company’s consolidated financial statements as of and for the year ended December 31, 2009:

	As previously reported	Increase (decrease)	As restated
Consolidated Balance Sheet As Of December 31, 2009
Derivative warrant liabilities	$-	$14,275,483	$14,275,483
Total current liabilities	$9,385,521	$14,275,483	$23,661,004
Additional paid-in capital	$39,921,717	$(11,228,905)	$28,692,812
Retained earnings	$33,826,885	$(3,046,578)	$30,780,307
Total equity	$81,781,242	$(14,275,483)	$67,505,759

Consolidated Statement of Income and Comprehensive Income
For the Year Ended December 31, 2009
Loss on change in fair value of warrants classified as derivatives	$8,831,161	$3,046,180	$11,877,341
Loss on extinguishment of warrant liabilities	$-	$398	$398
Total other expenses, net	$8,491,855	$3,046,578	$11,538,433
Income before income taxes	$22,026,923	$(3,046,578)	$18,980,345
Net income	$16,779,276	$(3,046,578)	$13,732,698
Comprehensive income	$16,837,029	$(3,046,578)	$13,790,451
Net income per share – basic	$0.94		$0.77
Net income per share – diluted	$0.88		$0.72

There has been no effect on the Company’s total assets, income from operations or cash flows.

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

Recent accounting pronouncements
In June 2009, the FASB established the FASB Accounting Standards Codification TM (ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all previously existing non-SEC accounting and reporting standards, and any prior sources of U.S. GAAP not included in the ASC or grandfathered are not authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The ASC did not change current U.S. GAAP but changes the approach by referencing authoritative literature by topic (each a “Topic”) rather than by type of standard. The ASC has been effective for the Company effective July 1, 2009. Adoption of the ASC did not have a material impact on the Company’s Condensed Consolidated Financial Statements, but references in the Company’s Notes to Consolidated Financial Statements to former FASB positions, statements, interpretations, opinions, bulletins or other pronouncements are now presented as references to the corresponding Topic in the ASC.

In January 2010, the FASB issued ASU No. 2010-05— Compensation—Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation . This Update simply codifies EITF Topic No. D-110, “Escrowed Share Arrangements and the Presumption of Compensation” dated June 18, 2009. EITF Topic No. D-110 includes the SEC staff announcement that clarified SEC staff views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Historically, the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. The SEC staff now clarifies that entities should consider the substance of the transaction in evaluating whether the presumption of compensation may be overcome, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In that situation, the staff generally believes that the escrowed shares should be reflected as a discount in the allocation of proceeds. According to the EITF Operating Procedures dated October 2005, SEC staff announcements are not subject to the approval of the FASB Board and will be effective for SEC registrants prospectively beginning from the date of the announcement unless otherwise noted. Neither ASU No. 2010-05 nor EITF D-110 provides for any transition guidance, accordingly, the Company has adopted the SEC staff announcement in EITF Topic No. D-110 prospectively effective from October 1, 2009.

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

Effective January 1, 2009, the Company adopted FASB ASC 805-10, (formerly SFAS 141R, Business Combinations ), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. The Company will apply ASC 805-10 to any business combinations subsequent to adoption.

Effective January 1, 2009, the Company adopted FASB ASC 805-20 (formerly FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ), which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences , to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on the Company’s Consolidated Financial Statements.

Effective July 1, 2009, the Company adopted FASB ASC 825-10-65 (formerly FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments ), which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on the Company’s Consolidated Financial Statements.

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

New accounting pronouncement to be adopted
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, (codified by ASU No. 2009-16 issued in December 2009). SFAS No. 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” along with the exception from applying FIN 46(R), Consolidation of Variable Interest Entities . The standard is effective for the first annual reporting period that begins after November 15, 2009 (i.e. the Company’s fiscal 2010). Earlier application is prohibited. It is expected the adoption of this Statement will have no material effect on the Company’s Consolidated Financial Statements.

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

In October 2009, the FASB concurrently issued the following ASC Updates (ASU):

☐            ASU No. 2009-13— Revenue Recognition (ASC Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  ASU No. 2009-13 modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

☐            ASU No. 2009-14— Software (ASC Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3) . ASU No. 2009-14 removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2                 SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES  – CONTINUED

New accounting pronouncement to be adopted (continued)
In October 2009, the FASB also issued ASU No. 2009-15— Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.   ASU 2009-15 amends ASC 470-20, Debt with Conversion and Other Options , to provide accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 (i.e. the Company’s fiscal 2010) with retrospective application required.

In January 2010, the FASB issued the following ASC Updates:

☐            ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash . This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

☐            ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary . This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

☐            ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements .  This Update amends Subtopic 820-10 that require new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 3                 FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

☐	Level one — Quoted market prices in active markets for identical assets or liabilities;
☐	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
☐	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at December 31,
Financial instruments	Level 1	Level 2	Level 3	2009	2008

Liabilities:
Derivative instruments − Warrants	$—	$14,275,483	$—	$14,275,483	$-
Total	$—	$14,275,483	$—	$14,275,483	$-

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments measured at fair value on a recurring basis:
Fair Value Measurement using Significant Unobservable Inputs (Level 3)
(As restated)
Derivative warrant liabilities:
Balance at December 31, 2008	$—
Reclassification due to adoption of ASC 815-40-15-5 through 815-40-15-8 (formerly EITF 07-5) as of January 1, 2009	2,306,688
Issue of warrants to public offering underwriter	291,378
Total losses, realized and unrealized, included in earnings	11,877,341
Extinguishment of warrant liabilities upon exercise	(199,924)
Transfer out of Level 3 to Level 2 due to changes in the observability of significant inputs upon public trading of the Company’s stock on the NASDAQ Capital Market from September 4, 2009	(14,275,483)
Balance at December 31, 2009	$—
Total gains or losses for the year included in earnings attributable to the change in unrealized losses relating to assets or liabilities still held at December 31, 2009.	$—

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

In conjunction with the public offering completed on September 9, 2009, the Company issued warrants to the underwriters to purchase up to 138,000 shares of the Company’s Common Stock at a strike price of $4.80 per share (“Underwriter Warrants”).

Because the Series A, Series B and Underwriter Warrants were denominated in U.S. dollar, which is different from the Company’s functional currency being Renminbi, these warrants are accounted for as derivative liabilities in accordance with the guidance provided in FASB ASC 815-40-15-7I. These warrants did not qualify for hedge accounting, and as such, all changes in the fair value of these warrants were recognized in statement of income until they are exercised or expire or otherwise extinguished.

The Company estimates the fair value of the warrants using the Black-Scholes option pricing model using the following assumptions:

	Series A and B Warrants		Underwriter Warrants
	December 31, 2009	January 1, 2009	December 31, 2009	September 4, 2009
Market price and estimated fair value of common stock:	$10.450	$3.850	$10.450	$5.410
Exercise price:	$3.50	$3.50	4.80	$4.80
Expected term (years):	3.83	4.83	4.68	5.0
Dividend yield:	–	–	−	−
Expected volatility:	41.53%	30.58%	38.06%	35.48%
Risk-free interest rate:	2.07%	1.49%	2.48%	2.32%

On December 22, 2009, 35,900 warrants were exercised at $3.5 each in cash. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition”. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, a loss of $398 in aggregate was recognized as the difference between the reacquisition price (determined based on the closing price of the common stock of $9.08 each issued to settle the warrant liabilities less the exercise price of $3.5 each received) and the fair value of the warrants of $5.5689 each at the date of exercise. The fair value of the warrants on December 22, 2009 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility:41.40%, risk-free interest rate: 1.88%, and expected term: 3.86 years.

Before September 4, 2009, the Company’s common stock had not been publicly traded. The Company has determined the fair value of its common stock as of January 1, 2009 based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “ Valuation of Privately-Held Company Equity Securities Issued as Compensation ” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. Whilst the Company’s common stock began public trading on the NASDAQ Capital Market on September 4, 2009, the fair value of the Company’s common stock as of December 22, 2009 has been determined based on market price.

As the Company’s stock only begun public trading on September 4, 2009, historical volatility information is limited and considered not representative of the expected volatility. In accordance with ASC 718-10-30-2 (formerly SFAS No. 123R, “ Accounting for Stock-Based Compensation ”), the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value).

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

 NOTE 15              SHAREHOLDERS’ EQUITY – CONTINUED

Series B Warrants
In connection with the Private Placement, Broadband Capital Management, LLC (“ Broadband ”) acted as the Company’s financial advisor and placement agent. Broadband received Series B warrants to purchase 250,000 shares of the Company’s Common Stock at an exercise price per share of $3.50.

On October 31, 2008, the Company issued Series B Warrants to purchase 250,000 shares of the Registrant’s Common Stock at an exercise price of $3.50 to Penumbra Worldwide Ltd. (“ Penumbra ”). Penumbra is not a broker dealer and the Series B Warrants were not issued as compensation for underwriting activities, but as compensation for business and investor relations consulting services performed by Penumbra.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 15               SHAREHOLDERS’ EQUITY – CONTINUED

Allocation of Proceeds from Private Placement
In accordance with ASC Topic 470-20, Debt with Conversion and Other Options , (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), the proceeds from the Private Placement were first allocated between the Preferred Shares and the warrants issued in connection with the Private Placement based upon their estimated fair values as of the closing date, resulting in an aggregate amount of $539,910 being allocated to the Series A Warrants and the 250,000 Series B Warrants issued to Broadband.

Then, the fair value of the embedded conversion feature of the Preferred Shares of $1,002,115 was calculated using the intrinsic value model in accordance with the guidance provided in ASC Topic 470-20-30-6 (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), limited to the amount of the proceeds allocated to the convertible instrument. The intrinsic value of the beneficial conversion feature was calculated by comparing the effective conversion price, which was determined based on the proceeds from the Private Placement allocated to the convertible Preferred Shares, and the fair value of the Company’s common stock of $2.26 at the commitment date, which was determined based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “ Valuation of Privately-Held Company Equity Securities Issued as Compensation ” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The fair value of $1,002,115 of the beneficial conversion feature has been recognized as a reduction to the carrying amount of the convertible Preferred Shares and an addition to paid-in capital.

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

NOTE 15               SHAREHOLDERS’ EQUITY – CONTINUED

Public Offering of Common Stock and Issuance of Warrants
On September 9, 2009, the Company completed a public offering (“ Public Offering ”) of 2,000,000 shares of Common Stock and an additional 300,000 shares exercised by the underwriters as part of the over-allotment option, at an offering price of $4.00 per share and raised a proceeds of $7,864,000, net of legal fees, commission and other expenses directly related to this public offering.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation , (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized a compensation expense of $77,190 for the year ended December 31, 2009.

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

Before September 4, 2009, the Company’s common stock had not been publicly traded. The Company has determined the fair value of its common stock as of April 14, 2009 based on retrospective valuations prepared consistent with the methods outlined in the American Institute of Certified Public Accountants Practice Aids, “ Valuation of Privately-Held Company Equity Securities Issued as Compensation ” and based on a discounted future cash flow approach that used the Company’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates.

As the Company’s stock only begun public trading on September 4, 2009, historical volatility information is limited and considered not representative of the expected volatility. In accordance with ASC 718-10-30-2 (formerly SFAS No. 123R, “ Accounting for Stock-Based Compensation ”, the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value).

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

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2009 and 2008 under the New EIT Law.

The Company’s provision for income taxes consisted of:
	Year ended December 31,
	2009	2008
PRC income tax:
Current	$5,322,268	$1,815,703
Deferred	(74,621)	(23,022)

	$5,247,647	$1,792,681

NOTE 19               INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:
	Year ended December 31,
	2009	2008
	(As restated)

Pre-tax income	$18,980,345	$13,494,560

United States federal corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	6,453,317	4,588,150
Reconciling items:
Impact of tax holiday of Lihua Electron	(3,011,804)	(1,802,095)
Non-deductible expenses	4,776,028	289,032
Rate differential for PRC earnings	(2,948,838)	(1,282,406)
Other	(21,056)	−

Effective tax expense	$5,247,647	$1,792,681

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2009	2008
	(As restated)
Income available to common stockholders:
- Net income	$13,732,698	$11,701,879
- Amortization of Preferred Shares discount resulting from beneficial conversion feature (see Note 15)	—	(1,002,115)
- Basic and Diluted	$13,732,698	$10,699,764

Weighted average number of shares:
- Basic	17,822,890	14,187,945
- Effect of dilutive securities – options, warrants and convertible preferred stock	1,305,341	1,139,477
- Diluted	19,128,231	15,327,422

Net income per share
- Basic	$0.77	$0.75

- Diluted	$0.72	$0.70

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 21	RELATED PARTY TRANSACTIONS

(1)	Sales
For the years ended December 31, 2009 and 2008, the sales included $471,554 and $367,585, respectively that were made from Tianyi Telecom.  The shareholders of Tianyi Telecom have close relationship with the Company’s key management.

(2)	Guarantees
As of December 31, 2009 and 2008, Mr. Jianhua Zhu and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,196,772 and $6,145,202 respectively. (See Note 13 above) Mr. Jianhua Zhu is the Company ’ s CEO, president and director.

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

Agreements in Conjunction with the Private Placement
In conjunction with the Private Placement as discussed in Note 15, the Company entered into an escrow agreement with the Investors (the “ Closing Escrow Agreement ”), pursuant to which the Investors deposited the funds in the aggregate amount of $15,000,000 for the purchase and sale of the Investor Shares (the “ Escrowed Funds ”) into an escrow account which was disbursed at the closing of the Private Placement. Pursuant to the Closing Escrow Agreement, $1,000,000 of the Escrowed Funds were not released from the escrow account (the “ Held Back Escrow Funds ”) until the escrow agent received written notice that the Company had caused Lihua Copper to fulfill one hundred percent of its registered capital obligation of $15,000,000 no later than 90 days from the closing date, as well as comply with other covenants. Before December 31, 2008, the registered capital of $15,000,000 of Lihua Copper was fully paid up, as certified and approved by the relevant PRC business authority.

Additionally, the Company entered into a public relations escrow agreement with the Investors (the “ Public Relations Escrow Agreement ”), pursuant to which the Company agreed to deposit $750,000 in an escrow account (the “ Public Relations Escrowed Funds ”). $125,000 from the Public Relations Escrowed Funds shall be released when the Company appoints a Vice President of Investor Relations, an additional $250,000 shall be released once the Company has complied with all Nasdaq Corporate Governance standards, and the remaining $375,000 shall be released as invoices become due for the purpose of any investor and public relations activities. As negotiated with Vision Opportunity China L.P. (“ Vision ”), the lead investor in the Private Placement who wishes to ensure that quality firms handle certain affairs of the Company, if the Company fails to timely comply with the foregoing obligations, or fail to fulfill a request to change the Company’s auditor upon such request by any holder of five percent of our Common Stock in the aggregate on a fully diluted basis, or fail to hire an internal control consultant acceptable to Vision within three months of the Closing Date,  the Company will pay liquidated damages of 0.5% of the aggregate purchase price paid by for the Investor Shares on the expiration date to comply with such covenant and for each 30 day period thereafter, up to 10% of the aggregate purchase price, which the Investors may require that the Company pay from the Public Relations Escrowed Funds. In the event such liquidated payments are made, the Company shall return an amount equal to the amount of liquidated damages paid, back into the Public Relations Escrow Funds.

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

Pursuant to the Private Placement, the Company also has an obligation to have its shares of Common Stock listed on a national securities exchange no later than October 31, 2009 (the “ Listing Date ”). In the event that the Company does not list on a national securities exchange in the proscribed time period and manner provided for in the Purchase Agreement, then the Ally Profit Shareholder shall transfer 750,000 shares (the “Listing Penalty Shares”) of Common Stock to the Investors, with no additional consideration due from the Investors. However, if the Company is requested by certain Investors to have its shares of Common stock quoted on the Over-the-Counter Bulletin Board (“ OTCBB Demand ”) prior to the Listing Date, the Company shall do so and then the Company will have an additional 18 months to list on a national securities exchange. If the Company fails to comply with the OTCBB Demand in a timely manner or, to then list on a national securities exchange within the 18-month period, the Listing Penalty Shares shall be transferred to the Investors.

The Company’s contingent obligations to pay liquidated damages under the Closing Escrow Agreement, Public Relations Escrow Agreement and the Securities Purchase Agreement, and to deliver Listing Penalty Shares will be recognized and measured separately in accordance with guidance provided in ASC Topic 450, Contingencies , (formerly SFAS 5, “Accounting for Contingencies”), and ASC 450-20 (formerly FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”).  Any loss recognized on a probable delivery of Listing Penalty Shares will be measured based on the grant-date fair value of the shares as of October 31, 2008, or the date of the Securities Purchase Agreement between the Company and certain investors.  On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.  Hence, the Company believes that it has fulfilled its obligations under the agreements in conjunction with the Private Placement up to December 31, 2009 and no liquidated damages have been accrued.

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

NOTE 25	RESTICTED NET ASSETS – CONTINUED

Schedule I – Parent Company Financial Information – Lihua International, Inc.
Condensed Balance Sheets
	As of December 31,
	2009	2008
	(As restated)
ASSETS
Current assets:
Restricted cash	$575,000	$1,750,000
Total current assets	575,000	1,750,000
Investments in subsidiaries	81,206,242	46,121,962
Total assets	$81,781,242	$47,871,962

LIABILITIES
Current liabilities:
Accrued expenses	$ −	$80,000
Warrant liabilities	14,275,483	−
Total liabilities	14,275,483	80,000

Series A redeemable convertible preferred stock	−	13,116,628

Shareholders’ equity
Common stock, $0.0001 par value: 75,000,000 shares authorized,
24,154,083 and 15,000,000 shares issued and outstanding	2,416	1,500
Additional paid-in capital	28,692,812	7,976,976
Retained earnings	36,181,301	24,125,381
Accumulated other comprehensive income	2,629,230	2,571,477
Total shareholders' equity	67,505,759	34,675,334
Total liabilities and shareholders' equity	$81,781,242	$47,871,962

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Condensed Statement of Income
	Year ended December 31,
	2009	2008
	(As restated)
NET REVENUE	$ −	$	−
Administrative expenses	(2,024,833)		(537,250)
Other expense:
Changes in fair value of warrants	(11,877,341)		−
Loss on extinguishment of warrant liabilities	(398)
Merger expenses	−		(259,225)
Income tax	−		−
Equity in income of subsidiaries	27,635,270		12,498,354
Net income	$13,732,698		$11,701,879

Condensed Statement of Cash Flows
	Year ended December 31,
	2009		2008

Net cash used in operating activities		$(1,773,393)	$	−
Net cash used in investing activities		(7,391,257)		(11,906,538)
Net cash provided by financing activities		9,164,650		11,906,538
Cash, beginning of year		−		−
Cash, end of year	$	−	$	−

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: July 12, 2010	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 12, 2010	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: July 12, 2010	By:	/s/ Yang “Roy” Yu
	Name:	Yang “Roy” Yu
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: July 12, 2010	By:	/s/ Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: July 12, 2010	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: July 12, 2010	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: July 12, 2010	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director