Form 10-Q/A
period 2010-03-31
LIHUA INTERNATIONAL INC.
filed 2010-07-12
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☐    No   ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
    Yes    ☐     No   ☐

 There were 29,143,432 shares of the Registrant’s Common Stock issued and outstanding on May 3, 2010.

Lihua International, Inc.

Index to Form 10-Q/A

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on May 4, 2010 with the Securities and Exchange Commission.  We are amending and restating our financial statements to reclassify the Company’s warrants as derivative liabilities and report any changes in their fair value up to the earlier of the date of exercise or the reporting date in earnings.  The Company has performed a thorough reassessment of the terms of all of the Company’s warrants with reference to the guidance provided in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (formerly EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which has been effective from January 1, 2009. In particular, the Company has considered the guidance in ASC 815-40-15-7I (formerly paragraph 19 of EITF No. 07-5) regarding the Company’s exposure to changes in currency exchange rates. This reassessment has led to management’s conclusion that the Company’s warrants should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollar, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). We have also revised the disclosure under Part I Item 4 regarding Controls and Procedures.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q does not reflect any event occurring subsequent to May 4, 2010, the filing date of the original report.

PART I — FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS
LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31	December 31,
	2010	2009
	(Unaudited and as restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,334,532	$34,614,838
Restricted cash	-	575,000
Accounts receivable, net	16,420,316	10,996,430
Other receivables and current assets	206,576	493,006
Prepaid land use right – current portion	172,563	172,515
Deferred income tax assets	55,398	98,068
Inventories	13,484,932	17,534,254
Total current assets	76,674,317	64,484,111
OTHER ASSETS
Property, plant and equipment, net	18,102,968	18,424,080
Construction in progress	519,216	59,558
Deposits for plant and equipment	177,431	28,163
Prepaid land use right – long-term portion	8,127,172	8,168,039
Intangible assets	5,904	2,812
Total non-current assets	26,932,691	26,682,652
Total assets	$103,607,008	$91,166,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,197,384	$2,196,772
Accounts payable	5,850,861	4,923,360
Other payables and accruals	1,140,162	681,097
Income taxes payable	2,662,951	1,584,292
Warrant liabilities	8,028,100	14,275,483
Total current liabilities	19,879,458	23,661,004
Total liabilities	19,879,458	23,661,004

SHAREHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
24,857,717 and 24,154,083 shares issued and outstanding	2,486	2,416
Additional paid-in capital	36,009,519	28,692,812
Statutory reserves	6,199,852	5,400,994
Retained earnings	38,838,007	30,780,307
Accumulated other comprehensive income	2,677,686	2,629,230
Total shareholders' equity	83,727,550	67,505,759
Total liabilities and shareholders' equity	$103,607,008	$91,166,763

See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2010	2009
	(As restated)

NET REVENUE	$63,220,702	$20,550,327

Cost of sales	(51,399,418)	(14,851,807)

GROSS PROFIT	11,821,284	5,698,520

Selling expenses	(450,877)	(203,252)
General and administrative expenses	(1,293,603)	(542,130)

Income from operations	10,076,804	4,953,138

Other income (expenses):
Interest income	33,351	24,245
Interest expenses	(29,170)	(113,126)
Change in fair value of warrants classified as derivatives	1,345,854	(124,215)
Gain on extinguishment of warrants	135,369

Total other income (expenses), net	1,485,404	(213,096)

Income before income taxes	11,562,208	4,740,042

Provision for income taxes	(2,705,650)	(764,065)

NET INCOME	8,856,558	3,975,977

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	48,456	(8,438)

COMPREHENSIVE INCOME	$8,905,014	$3,967,539

Net income per share
Basic	$0.35	$0.27
Diluted	$0.34	$0.18

Weighted average number of shares outstanding
Basic	25,450,624	15,000,000
Diluted	26,308,735	21,818,182

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
			(As restated)		(As restated)

At January 1, 2010 (Audited)	24,154,083	$2,416	$28,692,812	$5,400,994	$30,780,307	$2,629,230	$67,505,759

Net income	-	-	-		8,856,558	-	8,856,558
Foreign currency translation adjustment	-	-	-	-	-	48,456	48,456
Comprehensive income	-	-	-	-	-	-	8,905,014

Exercise of warrants	703,634	70	7,216,090	-	-	-	7,216,160

Share-based payments to employees and directors	-	-	100,617	-	-	-	100,617

Appropriation of statutory reserves	-	-	-	798,858	(798,858)	-	-

At March 31, 2010 (Unaudited)	24,857,717	$2,486	$36,009,519	$6,199,852	$38,838,007	$2,677,686	$83,727,550

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,856,558	$3,975,977
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	493,599	261,443
Share-based compensation costs	100,617	63,563
Change in fair value of warrants	(1,345,854)	124,215
Gain on extinguishment of warrants	(135,369)	-
(Increase) decrease in assets:
Accounts receivable	(5,420,349)	(422,966)
Notes receivable	-	321,840
Other receivables and current assets	286,542	(855,303)
Inventories	4,053,846	(3,756,354)
Deferred income tax benefits	42,694	23,391
Increase (decrease) in liabilities:
Accounts payable	926,051	1,856,914
Other payables and accruals	458,835	283,087
Income taxes payable	1,078,125	339,303
Net cash provided by operating activities	9,395,295	2,215,110

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(123,585)	(7,040,786)
Addition to (Completion of) construction in progress	(459,602)	4,974,502
Deposit for plant and equipments	(149,248)	(485,844)
Net cash used in investing activities	(732,435)	(2,552,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of short-term bank loans	-	(1,170,326)
Release of restricted cash related to private placement of stock and warrants	575,000	800,000
Proceeds from exercise of warrants	2,450,000	-
Net cash provided by (used in) financing activities	3,025,000	(370,326)

Foreign currency translation adjustment	31,834	(4,456)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,719,694	(711,800)
CASH AND CASH EQUIVALENTS, at the beginning of the period	34,614,838	26,041,849

CASH AND CASH EQUIVALENTS, at the end of the period	$46,334,532	$25,330,049

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares-based compensation to employees and directors	$100,617	$63,563
Issue of common stock to settle warrant liabilities, net of cash received	$4,766,160	$-

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$29,168	$113,126
Cash paid for income taxes	$1,584,594	$401,371

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

(A)           Business and Organization

Lihua International, Inc. (“Lihua ” or the “ Company ”) was incorporated in the State of Delaware on January 24, 2006 under the name Plastron Acquisition Corp.  On September 22, 2008, the Company changed its name from Plastron Acquisition Corp. to Lihua International, Inc. The Company conducts its business through two operating subsidiaries, Danyang Lihua Electron Co., Ltd. and Jiangsu Lihua Copper Industry Co., Ltd.

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of March 31, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital		Effective ownership	Principal activities

Ally Profit Investments Limited (“ Ally Profit ”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“ Lihua Holdings ”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“ Lihua Electron ”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“ Lihua Copper ”)	PRC August 31, 2007		$15,000,000	100%	Manufacturing and sales of refined copper.

(B)           Restatement of Financial Statements

The Company has performed a thorough reassessment of the terms of all its Company’s warrants with reference to the guidance provided in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (formerly EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which has been effective from January 1, 2009. In particular, the Company has considered the guidance in ASC 815-40-15-7I (formerly paragraph 19 of EITF No. 07-5) regarding the Company’s exposure to changes in currency exchange rates. This reassessment has led to management’s conclusion that the Company’s warrants should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollar, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). Therefore, the Company has decided to properly reclassify the warrants as derivative liabilities and report any changes in their fair value up to the earlier of the date of exercise or the reporting date in earnings.

The following tables present the effects of the restatement to properly account for the above warrants as derivative liabilities instead of equity on the Company’s consolidated financial statements as of and for the three months ended March 31, 2010:

	As previously reported	Increase (decrease)	As restated
Consolidated Balance Sheet As Of March 31, 2010
Derivative liabilities	$-	$8,028,100	$8,028,100
Total current liabilities	$11,851,358	$8,028,100	$19,879,458
Additional paid-in capital	$42,472,264	$(6,462,745)	$36,009,519
Retained earnings	$40,403,362	$(1,565,355)	$38,838,007
Total equity	$91,755,650	$(8,028,100)	$83,727,550

Consolidated Statement of Income and Comprehensive Income
For the Three Months Ended March 31, 2010
Gain on change in fair value of warrants classified as derivatives	$-	$1,345,854	$1,345,854
Gain on extinguishment of warrant liabilities	$-	$135,369	$135,369
Total other income, net	$4,181	$1,481,223	$1,485,404
Income before income taxes	$10,080,985	$1,481,223	$11,562,208
Net income	$7,375,335	$1,481,223	$8,856,558
Comprehensive income	$7,423,791	$1,481,223	$8,905,014
Net income per share – basic	$0.29		$0.35
Net income per share – diluted	$0.28		$0.34

There has been no effect on the Company’s total assets, income from operations or cash flows.

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at March 31,
Financial instruments	Level 1	Level 2	Level 3	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments − Warrants	$—	$8,028,100	$—	$8,028,100
Total	$—	$8,028,100	$—	$8,028,100

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Derivative Instruments – Warrants

The Company’s warrants have been classified as derivatives in accordance with the guidance provided in FASB ASC 815-40-15-7I, because they are denominated in U.S. dollar, which is different from the Company’s functional currency being Renminbi:

The Company estimates the fair value of the warrants as of March 31, 2010 using the Black-Scholes option pricing model using the following assumptions:

Market price of common stock:	$9.180	$9.180
Exercise price:	3.50	$4.80
Remaining contractual life (years):	3.58	4.43
Dividend yield:	−	−
Expected volatility:	41.94%	39.78%
Risk-free interest rate:	1.84%	2.24%

On January 14, 2010,700,000 warrants were exercised at $3.5 each in cash. On March 12, 2010, 6,000 warrants were exercised cashless to purchase 3,634 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition”. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $135,369 was recognized as the difference between the reacquisition price (determined based on the closing price of the common stock of $10.26 each issued on January 14, 2010 to settle the warrant liabilities less the exercise price of $3.5 each received, and the closing price of the common stock of $9.4 on March 12, 2010, respectively) and the fair values of the warrants of $6.9482 and $6.2975 each at January 14, 2010 and March 12, 2010, respectively. The fair value of the warrants on January 14, 2010 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility:41.12%, risk-free interest rate: 1.87%, and expected term: 3.79 years. The fair value of the warrants on January 14, 2010was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility: 41.70%, risk-free interest rate: 1.77%, and expected term: 3.63 years.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Cost:
Buildings	$9,450,407	$9,736,531
Office equipment	314,204	321,741
Motor vehicles	398,637	315,727
Machinery	11,832,075	11,491,642

Total cost	21,995,323	21,865,641
Less: Accumulated depreciation	(3,892,355)	(3,441,561)

Net book value	$18,102,968	$18,424,080

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $449,797 and $218,001, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Construction of plant and equipment	$490,650	$31,000
Construction of buildings	28,566	28,558

	$519,216	$59,558

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)
Bank loan granted by Agriculture Bank of China, with interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and maturing on August 20, 2010 (extended from August 21, 2009)	$732,461	$732,257

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by by Mr. Jianhua Zhu and maturing on April 15, 2010	761,760	761,548

Bank loan granted by Agriculture Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and maturing on May 21, 2010	703,163	702,967

Total	$2,197,384	$2,196,772

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	March 31	December 31
	2010	2009
	(Unaudited)	(Audited)

Accrued staff costs	$477,333	$476,978
Other taxes payable	659,588	181,286
Other payables	3,241	22,833

	$1,140,162	$681,097

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARARNTS

On January 14, 2010, 700,000 shares of common stock were issued on exercise of 700,000 warrants at an exercise price of $3.50 each for cash.

On March 12, 2010, 3,634 shares of common stock were issued on the cashless exercise of 6,000 warrants.

Warrants issued and outstanding at March 31, 2010, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3. 17
Granted / Vested	-
Forfeited	-
Exercised	(706,000)	3.50
Balance, March 31, 20 10 (Unaudited)	1,396,100	$3.63	3.55	1,258,100	$3.50	2.92

NOTE 15	SHARE-BASED COMPENSATION

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

Lihua Holdings is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2010. However, as Lihua Holdings has not generated any revenue or income, no pro vision for Hong Kong income tax has been made.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2010	2009
	(Unaudited and as restated)	(Unaudited)
Income available to common stockholders:
- Basic	$8,856,558	$3,975,977

- Diluted	$8,856,558	$3,975,977

Weighted average number of shares:
- Basic	25,450,624	15,000,000
- Effect of dilutive convertible preferred stock	-	6,818,182
- Effect of dilutive warrants and options	858,111	-
- Diluted	26,308,735	21,818,182

Net income per share
- Basic	$0.35	$0.27

- Diluted	$0.34	$0.18

NOTE 18	RELATED PARTY TRANSACTIONS

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

The Company operates in one business segment, manufacturing and sale of copper clad aluminum (CCA) wire and copper wire produced from refined copper materials , as well as refined copper rod . The Company also operates only in one geographical segment – China, as all of the Company’s products are sold to customers located in China and the Company’s manufacturing operations are located in China.

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

 Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents  in conjunction with the company's initial public offering in September 2009, decreased to $8,028,100 as of March 31, 2010 as a result of 700,000 Series A warrants and 6,000 Series B warrants exercised and the change in our stock price during the first quarter of 2010. As such, the Company recognized a $1,345,854 gain, which is a non-cash charge from the change in fair value of these warrants for the period ended March 31, 2010.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Sales

Our business for the three months ended March 31, 2010 continued to demonstrate robust growth.  Net sales increased by 206.7% from $20.6 million in the three months ended March 31, 2009 to $63.2 million in the three months ended March 31, 2010. This growth was primarily driven by strong market demand in our copper rod and copper wire products from the scrap copper refinery business as well as our CCA wire products. In the first quarter of 2010, the majority of our sales volume was comprised of copper rod and copper wire.  Please see the table below for more details regarding the product sales breakdown by specific category.

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

Total cost of sales for the three month ended March 31, 2010 was $51.4 million, reflecting an increase of 246.1% f rom the same period last year. As a percentage of total sales, our cost of sales increased to 81.3% of total sales for the quarter ended March 31, 2010, compared to 72.3% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 18.7% in the quarter ended March 31, 2010 from 27.7% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our CCA products; ii) the sharp increase in copper price. During the first quarter of 2010, the average copper price was $7,320 compared to $3,739 from the same period last year, reflecting an increase of 95.8%.

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

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,				Growth in three months ended March 31, 2010 compared to three months ended March 31, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$11,821	18.7%	$5,699	27.7%	107.4%
Operating Expenses:
Selling expenses	(451)	(0.7)%	(203)	(1.0)%	122.2%
General & administrative expenses	(1,294)	(2.1)%	(542)	(2.6)%	138.6%
Total operating expense	(1,745)	(2.8)%	(745)	(3.6)%	134.0%
Income from operations	$10,076	15.9%	$4,954	24.1%	103.4%

Total selling, general and administrative expenses were $1,745,000 for the three months ended March 31, 2010, compared to $745,000 for the same period last year, an increase of 134.0%.

Selling expenses were $451,000 for the three months ended March 31, 2010, an increase of 122.2% compared to the same period last year. The increase was attributable to:
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

Income tax

For the three months ended March 31, 2010, income tax expense was $2,705,650, reflecting an effective tax rate of 23.4% from operation.  The effective tax rate for the same period in 2009 was 16.1%.

In 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the three months ended March 31, 2010 was $8.9 million, or 14.0% of net revenue, compared to $4.0 million, or 19.3% of net revenue, in the same period in 2009.

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

Operating activities

For the three months ended March 31, 2010, cash provided by operating activities totaled $9.4 million compared to $2.2 million in the same period of 2009. This was primarily attributable to: i) a $8.9 million increase in net earnings; ii) a $5.4 million accounts receivable increase driven by revenue growth; iii) a $4.1 million inventory decrease, resulting from more efficient use of raw materials and finished goods; iv) a $1.1 million increase in tax payable as a result of the increase in sales; v) a shortened cash cycle between timing of inventory purchases and collection of accounts receivable, resulting in $0.9 million decrease in accounts payables.

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

In connection with the preparation of the quarterly report on Form 10-Q/A for the quarter ended March 31, 201, we carried out a re-evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this re-evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of the material weakness described under “Management’s Report on Internal Control over Financial Reporting” in our amended Annual Report on Form 10-K/A filed with the SEC on July 12, 2010.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been  no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We offered the shares sold in the offering pursuant to Registration Statements on Forms S-1, as amended (Registration Statement Nos. 333-159705 and 333-161726) filed with the Securities and Exchange Commission), which were declared effective by the SEC on September 4, 2009.  We used approximately $3.9 million of net proceeds to purchase additional high speed fine wire drawing machines to process excess copper rod and the remainder of the net proceeds for. general working capital, including increased corporate governance costs.

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

LIHUA INTERNATIONAL, INC.

July 12, 2010	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

July 12, 2010	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu Chief Financial Officer
(Principal Financial Officer)