Form 10-Q
period 2010-06-30
LIHUA INTERNATIONAL INC.
filed 2010-08-12
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

There were 29,143,432 shares of the Registrant’s Common Stock issued and outstanding on August 9, 2010.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS
LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$87,599,894	$34,614,838
Restricted cash	-	575,000
Accounts receivable, net	17,200,526	10,996,430
Other receivables and current assets	218,696	493,006
Prepaid land use right – current portion	173,462	172,515
Deferred income tax assets	39,288	98,068
Inventories	15,386,399	17,534,254
Due from a related company	230,553	-
Total current assets	120,848,818	64,484,111
OTHER ASSETS
Property, plant and equipment, net	18,518,837	18,424,080
Construction in progress	52,062	59,558
Deposits for plant and equipment	65,781	28,163
Prepaid land use right – long-term portion	8,126,172	8,168,039
Intangible assets	5,110	2,812
Total non-current assets	26,767,962	26,682,652
Total assets	$147,616,780	$91,166,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,208,838	$2,196,772
Accounts payable	7,344,557	4,923,360
Other payables and accruals	1,133,863	681,097
Income taxes payable	3,295,357	1,584,292
Total current liabilities	13,982,615	9,385,521
Warrant liabilities	7,139,125	14,275,483
Total liabilities	21,121,740	23,661,004

SHAREHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
29,143,432 and 24,154,083 shares issued and outstanding	2,914	2,416
Additional paid-in capital	68,179,944	28,692,812
Statutory reserves	7,162,010	5,400,994
Retained earnings	47,774,141	30,780,307
Accumulated other comprehensive income	3,376,031	2,629,230
Total shareholders' equity	126,495,040	67,505,759
Total liabilities and shareholders' equity	$147,616,780	$91,166,763
See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$75,502,350	$48,827,343	$138,723,052	$69,365,668

Cost of goods sold	(61,002,044)	(39,095,534)	(112,401,462)	(53,923,184)

Gross profit	14,500,306	9,731,809	26,321,590	15,442,484

Selling expenses	(570,420)	(587,356)	(1,021,297)	(790,445)
General and administrative expenses	(1,484,893)	(1,093,499)	(2,778,496)	(1,635,562)

Income from operations	12,444,993	8,050,954	22,521,797	13,016,477

Other income (expenses):
Interest income	61,065	47,182	94,416	71,417
Interest expense	(40,288)	(105,667)	(69,458)	(218,796)
Gain on extinguishment of warrant liabilities	-	-	135,369	-
Change in fair value of warrants	888,975	(215,952)	2,234,829	(340,167)
Other income (expenses)	(68,397)	500,702	(68,397)	500,702

Total other income (expenses), net	841,355	226,265	2,326,759	13,156

Income before income tax	13,286,348	8,277,219	24,848,556	13,029,633

Provision for income tax	(3,388,056)	(1,572,190)	(6,093,706)	(2,335,913)

Net income	9,898,292	6,705,029	18,754,850	10,693,720

Other comprehensive income:
Foreign currency translation adjustment	698,345	28,259	746,801	19,821

Total comprehensive income	$10,596,637	$6,733,288	$19,501,651	$10,713,541

Earnings per share
Basic	$0.35	$0.45	$0.70	$0.71
Diluted	$0.34	$0.31	$0.68	$0.49

Weighted average number of shares outstanding
Basic	28,484,091	15,000,000	26,625,272	15,000,000
Diluted	29,326,571	21,818,182	27,477,388	21,818,182

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Common Stock		Additional			Accumulated Other
	Number of shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Total
At January 1, 2010 (Audited)	24,154,083	$2,416	$28,692,812	$5,400,994	$30,780,307	$2,629,230	$67,505,759

Net income	-	-	-	-	18,754,850	-	18,754,850
Foreign currency translation adjustment	-	-	-	-	-	746,801	746,801
Comprehensive income	-	-	-	-	-	-	19,501,651

Exercise of warrants	703,634	70	7,216,090	-	-	-	7,216,160
Issuance of common stock	4,285,715	428	32,069,089	-	-	-	32,069,517
Share-based payments to employees and directors	-	-	201,953	-	-	-	201,953

Appropriation of statutory reserves	-	-	-	1,761,016	(1,761,016)	-	-

At June 30, 2010 (Unaudited)	29,143,432	$2,914	$68,179,944	$7,162,010	$47,774,141	$3,376,031	$126,495,040

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)
	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,754,850	$10,693,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,009,020	604,419
Loss on disposal of fixed assets	123,182	-
Share-based compensation costs	201,953	127,125
Change in fair value of warrants	(2,234,829)	340,167
Gain on extinguishment of warrant liabilities	(135,369)	-
(Increase) decrease in assets:
Accounts receivable	(6,112,822)	(2,800,642)
Notes receivable	-	321,976
Other receivables and current assets	274,600	(612,001)
Trade receivable from a related company	(228,887)	-
Inventories	2,232,887	(7,333,315)
Deferred income tax benefits	59,020	23,401
Increase (decrease) in liabilities:
Accounts payable	2,382,124	3,474,552
Other payables and accruals	446,769	(258,182)
Income taxes payable	1,693,808	1,164,357
Net cash provided by operating activities	18,466,306	5,745,577

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(1,067,485)	(2,947,312)
Net cash used in investing activities	(1,067,485)	(2,947,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of expenses of $ 2,430,489	32,069,517	-
New short-term bank loans	-	1,463,722
Proceeds from exercise of warrants	2,450,000	-
Release of restricted cash related to private placement of stock and warrants	575,000	1,050,000
Repayments of short-term bank loans	-	(3,220,188)
Net cash provided by (used in) financing activities	35,094,517	(706,466)

Foreign currency translation adjustment	491,718	10,806

INCREASE IN CASH AND CASH EQUIVALENTS	52,985,056	2,102,605
CASH AND CASH EQUIVALENTS, at the beginning of the period	34,614,838	26,041,849

CASH AND CASH EQUIVALENTS, at the end of the period	$87,599,894	$28,144,454

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares-based compensation to employees and directors	$201,953	$127,125
Issue of common stock to settle warrant liabilities	$4,766,160	-
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$69,458	$218,796
Cash paid for income taxes	$4,340,878	$1,148,155

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of June 30, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of Incorporation	Paid-up capital		Effective Ownership	Principal activities

Ally Profit Investments Limited (“ Ally Profit ”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“ Lihua Holdings ”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“ Lihua Electron ”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire.

Jiangsu Lihua Copper Industry Co., Ltd. (“ Lihua Copper ”)	PRC August 31, 2007		$46,000,000	100%	Manufacturing and sales of refined copper.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation
These condensed consolidated financial statements include the financial statements of Lihua and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation
These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements of any interim periods are not necessarily indicative of the results that may be reported for the entire year. The following (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Reclassification
Certain prior period balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or cash flows.

Research and development costs
Research and development costs are expensed as incurred. For the six months ended June 30, 2010 and 2009, research and development costs were $69,703 and $59,208, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to selling, general and administrative expense were $1,465 and $13,022 for the six months ended June 30, 2010 and 2009, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling, general and administrative expense.  Shipping and handling costs for the six months ended June 30, 2010 and 2009 were $810,943 and $610,212, respectively.

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

	June 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7909	US$1=RMB6.8282

	Three months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8235	US$1=RMB 6.8299

	Six months ended June 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8252	US$1=RMB6.8328

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

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to subsequent events. This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this Update will not have any significant impact on its financial position and results of operations.

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

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair value measurement using inputs			Carrying amount at
Financial instruments	Level 1	Level 2	Level 3	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Liabilities:
Derivative instruments − Warrants	$—	$7,139,125	$—	$7,139,125
Total	$—	$7,139,125	$—	$7,139,125

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants

The Company’s warrants have been classified as derivatives in accordance with the guidance provided in FASB ASC 815-40-15-7I, because they are denominated in U.S. dollar, which is different from the Company’s functional currency being Renminbi.

The Company estimates the fair value of the warrants as of June 30, 2010 using the Black-Scholes option pricing model using the following assumptions:

Market price of common stock:	$8.50	$8.50
Exercise price:	3.50	$4.80
Remaining contractual life (years):	3.33	4.18
Dividend yield:	−	−
Expected volatility:	44.82%	40.79%
Risk-free interest rate:	1.09%	1.43%

On January 14, 2010,700,000 warrants were exercised at $3.50 each in cash. On March 12, 2010, 6,000 warrants were exercised cashless to purchase 3,634 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition”. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $135,369 was recognized as the difference between the reacquisition price (determined based on the closing price of the common stock of $10.26 each issued on January 14, 2010 to settle the warrant liabilities less the exercise price of $3.50 each received, and the closing price of the common stock of $9.40 on March 12, 2010, respectively) and the fair values of the warrants of $6.9482 and $6.2975 each at January 14, 2010 and March 12, 2010, respectively. The fair value of the warrants on January 14, 2010 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility:41.12%, risk-free interest rate: 1.87%, and expected term: 3.79 years. The fair value of the warrants on January 14, 2010 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility: 41.70%, risk-free interest rate: 1.77%, and expected term: 3.63 years.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	RESTRICTED CASH

As of December 31, 2009, $575,000 in total was held in escrow arising from agreements in conjunction with the private placement of 6,818,182 shares of Series A Convertible Preferred Stock and Series A warrants to purchase 1,500,000 shares of Common Stock, completed on October 31, 2008.

All of the restricted cash was fully released from escrow to the Company in January 2010.

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)

Accounts receivable	$17,200,526	$10,996,430
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$17,200,526	$10,996,430

NOTE 6	OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)

Prepayment	$204,177	$-
Recoverable value added tax	-	475,708
Other receivables	14,519	17,298
Less: Allowance for valuation and doubtful debts	-	-

	$218,696	$493,006

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)

Raw materials	$10,550,901	$8,832,262
Work in progress	1,876,752	1,316,422
CCA and copper wire	2,560,764	3,052,604
Refined copper rod	397,982	4,332,966

	$15,386,399	$17,534,254

NOTE 8	INTANGIBLE ASSETS

	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)

Computer software, cost	$10,844	$7,030
Less: Accumulated amortization	(5,734)	(4,218)

	$5,110	$2,812

Amortization expenses for the six months ended June 30, 2010 and 2009 were $1,486 and $702.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights, the lump sum payments paid to acquire long-term interest to utilize the land underlying the Company’s building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amount expensed on prepaid land use right for the six months ended June 30, 2010 and 2009 were $86,316 and $86,199, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $173,462 per annum.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
Cost:
Buildings	$9,499,671	$9,736,531
Office equipment	319,831	321,741
Motor vehicles	557,924	315,727
Machinery	12,377,949	11,491,642

Total cost	22,755,375	21,865,641
Less: Accumulated depreciation	(4,236,538)	(3,441,561)

Net book value	$18,518,837	$18,424,080

Depreciation expense for the six months ended June 30, 2010 and 2009 was $921,218 and $517,518, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)

Construction of plant and equipment	$1,259	$31,000
Construction of buildings	50,803	28,558

	$52,062	$59,558

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)
Bank loan granted by Agricultural Bank of China, with interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu, maturing on August 20, 2010 but fully repaid on April 20, 2010	$-	$732,257

Bank loan granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by by Mr. Jianhua Zhu, matured and fully repaid on April 15, 2010	-	761,548

Bank loan granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu, matured and fully repaid on April 20, 2010	-	702,967

Bank loan granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom and maturing on April 21, 2011	2,208,838	-

Total	$2,208,838	$2,196,772

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13             OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	June 30	December 31
	2010	2009
	(Unaudited)	(Audited)

Accrued staff costs	$483,244	$476,978
Other taxes payable	647,686	181,286
Other payables	2,933	22,833

	$1,133,863	$681,097

NOTE 14             COMMON STOCK AND COMMON STOCK PURCHASE WARARNTS

On January 14, 2010, 700,000 shares of common stock were issued on exercise of 700,000 warrants at an exercise price of $3.50 for cash.

On March 12, 2010, 3,634 shares of common stock were issued pursuant to the cashless exercise of a warrant to purchase up to 6,000 shares of common stock at an exercise price of $3.50 per share.

Warrants issued and outstanding at June 30, 2010, and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3. 17
Granted / Vested	-
Forfeited	-
Exercised	(706,000)	3.50
Balance, June 30, 2010 (Unaudited)	1,396,100	$3.63	3.30	1,396,100	$3.63	2.82

 On April 14, 2010, the Company closed an offering of 4,285,715 shares of its common stock at a public offering price of $8.05 per share, which included the sale of 559,006 shares of its common stock as a result of the exercise of the over-allotment option by the underwriters. The Company received net proceeds of approximately $32.1 million from the offering, after deducting underwriting discounts and estimated offering expenses.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15             SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder
The Company recognized compensation expense of $127,125, related to the restricted shares granted by a principal stockholder to Mr. Yang “Roy” Yu, the Company’s Chief Financial Officer (CFO), based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the six months ended June 30, 2010.

Options granted to Independent Directors and Employees
On June 7, 2010, the Company granted options to two of its employees, Ms. Daphne Huang and Mr. Chunming Chu, to each purchase 10,000 shares of the Company’s common stock at a strike price of $7.85 per share, in consideration for their services to the Company. These options vest in equal quarterly installments on the last day of the Company’s next eight fiscal quarters commencing June 30, 2010 and will expire 10 years from the date of grant.

On June 11, 2010, the Company granted options to two of its independent directors, Mr. Robert Bruce and Mr. Jonathan Serbin, to each purchase 20,000 shares of the Company’s common stock at a strike price of $8.81 per share, in consideration of their services to the Company. These options vest quarterly at the end of each 3-month period, in equal installments over the 12-month period from the date of grant and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation , (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized a compensation expense of $ 74,828 for the six months ended June 30, 2010.

Options granted to Independent Directors and Employees
Options issued and outstanding at June 30, 2010 and their movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2009	65,000	$4.06	$415,450	9.2
Granted	60,000	8.49	-	10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2010 (Unaudited)	125,000	$6.38	$289,300	9.17

Exercisable at June 30, 2010 (Unaudited)	57,500	$3.91	$263,775	8.37

(1)	The intrinsic value of the stock option at June 30, 2010 is the amount by which the market value of the Company’s common stock of $8.50 as of June 30, 2010 exceeds the exercise price of the option.

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009 and has been subject to an EIT rate of 25% for the year ended December 31, 2010 under the New EIT Law.

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2010 and 2009 under the New EIT Law.

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holding has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:
	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$3,371,734	$1,572,190	$6,034,686	$2,312,512
Deferred	16,322	-	59,020	23,401

	$3,388,056	$1,572,190	$6,093,706	$2,335,913

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	June 30 2010	December 31 2009
	(Unaudited)	(Audited)
Deferred income tax assets - current:
Unrealized intercompany profit in inventory	$39,288	$98,068
Less: Valuation allowance	−	−

	$39,288	$98,068

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17             EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income available to common shareholders:
- Basic	$9,898,292	$6,705,029	$18,754,850	$10,693,720

- Diluted	$9,898,292	$6,705,029	$18,754,850	$10,693,720

Weighted average number of shares:
- Basic	28,484,091	15,000,000	26,625,272	15,000,000
- Effect of dilutive convertible preferred stock	-	6,818,182	-	6,818,182
- Effect of dilutive warrants and options	842,480	-	852,116	-
- Diluted	29,326,571	21,818,182	27,477,388	21,818,182

Net income per share
- Basic	$0.35	$0.45	$0.70	$0.71

- Diluted	$0.34	$0.31	$0.68	$0.49

NOTE 18             RELATED PARTY TRANSACTIONS

(1)          Due from related company

	June 30 2010	December 31 2009
	(Unaudited)	(Audited)

Tianyi Telecom	$230,553	$ −

The controlling stockholders of Tianyi Telecom are related to Yaying Wang, our COO and one of our directors. The balance due from related company as of June 30, 2010 is the result of sales of copper wire to Tianyi Telecom.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)          Sales

For the six months ended June 30, 2010 and 2009, the sales included $429,349 and $182,020, respectively that were made to Tianyi Telecom.

(3)          Guarantees

As of June 30, 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,208,838. (See Note 12 above).

 As of December 31, 2009, Mr. Jianhua Zhu, the Company’s CEO and director provided guarantees for the Company’s short-term bank loans of $2,196,772. (See Note 12 above).

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19             CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2010 and 2009, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2010 and 2009 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of June 30, 2010 and December 31, 2009.  There was no single customer who constituted 10% or more of the Company’s net revenue for the six months ended June 30, 2010 or 2009.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s major product categories are (1) wire manufacturing, consisting of (a) CCA fine and superfine wire, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (b) copper fine and superfine wire, manufactured from recycled copper rod; and (2) recycled copper, consisting of fire refined copper produced from scrap copper and used to manufacture copper rod, raw wire, cable and magnet wire. The manufacturing of refined copper was launched in the first quarter of 2009.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the three months		For the six months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue from unaffiliated customers:
Copper and CCA wire	$68,318,870	$26,181,152	$108,937,801	$42,490,559
Refined copper rod	7,183,480	22,646,191	29,785,251	26,875,109
	$75,502,350	$48,827,343	$138,723,052	$69,365,668

Gross profit:
Copper and CCA wire	$13,799,167	$7,867,294	$23,697,804	$13,033,513
Refined copper rod	701,139	1,864,515	2,623,786	2,408,971
	$14,500,306	$9,731,809	$26,321,590	$15,442,484

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

In the first quarter of 2009, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or we further process these rods into a much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, comparing with pure copper wires manufactured from newly mined copper.

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

We have expanded our business from the CCA superfine wire segment into the recycled copper rod and wire business because we believe that the recycled copper rod and wire segment allows us to sell into the much bigger pure copper wire market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to superfine wire drawing.  We believe that both the CCA superfine wire and the copper rod and wire segments are growing markets and offer us substantial opportunity to increase our sales in the future.  In absolute terms, the copper rod and copper wire markets are much larger than the CCA superfine wire market, which although fast growing as a pure copper wire substitute, still has its own limitations and cannot replace the entire pure copper wire market.  While the copper rod and copper wire markets generally carry lower gross margins than our higher value-added CCA fine wire products, the potential absolute dollar value of gross profit available to us from the copper rod and wire markets are greater than those available from the CCA fine wire market.  We anticipate that we will continue to expand production capacity in both segments, but that the majority of our investment and resulting planned growth in sales volume will occur in the refined copper products segment, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our markets for our three main product categories (copper rod, copper wire and CCA wire) overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our copper rod, which is manufactured from recycled scrap copper, competes directly with copper rod made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which we believe provides us with a pricing advantage in the market.  During 2009, we sold copper rod to approximately 100 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our three product lines are growing rapidly, due both to growing demand in China for all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper wire industry. CCA and copper wire produced from recycled copper are increasingly being accepted as cheaper alternatives to pure copper wire. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $32.5 million, $50.0 million, $161.5 million and $138.7 million for the years ended December 31, 2007, 2008 and 2009 and the six months ended June 30, 2010 respectively. We achieved net income of $7.7 million, $11.7 million, $13.7 million and $18.8 million for the years ended December 31, 2007, 2008 and 2009 and the six months ended June 30, 2010, respectively.  In the six months ended June 30, 2010 and 2009, we had a non-cash gain of $2.2 million and a  non-cash charge of $0.3 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008 and options issued to our independent directors and employees. Excluding the impact of this net non-cash gain, net income for the six months ended June 30, 2010 was $16.6 million, up 49.7% from the same period last year.

Our copper rod is made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have a single horizontal copper rod extrusion production line, fed by two smelters, which is capable of producing 25,000 tons of copper rod per year in total. For the six months ended June 30, 2010, we sold 3,994 tons of copper rod, all of which was produced by this smelter/extrusion line.  As of June 30, 2010, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We are adding smelter capacity in the second half of 2010, so that we can increase our production volumes of refined copper products.   Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

Significant Factors Affecting Our Results of Operations

The most significant factors that may affect our financial condition and results of operations are:
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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures, during the past three years the mark-up, or our gross and net profit in absolute dollars, have not been materially affected by the change in copper prices.  In general, because we earn a relatively stable fixed dollar mark-up for each type of product we manufacture, and because our products are generally sold on a price per unit of weight basis, our gross margins will be inversely impacted by changes in bulk copper prices.  As copper prices move higher, our relatively fixed dollar mark-up will represent a smaller percentage of our revenue for a given type of product.  As copper prices move lower, our relatively fixed dollar mark-up will represent a larger percentage of our revenue for a given type of product.

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  CCA magnet wire and CCA tin plated wire are final products from which we derive the highest production markup, or gross profit.  We also generate a significant portion of revenue from selling semi-finished products such as CCA fine wire at a lower production cost markup, or gross profit.

The March 2009 launch of our scrap copper refinery business has changed our product mix and gross margins.  Generally, copper rod contributes a lower gross profit margin compared to finished wire products.  We are still at a development stage of this new business segment, and our copper rod production capacity exceeds our copper wire drawing capacity.  Therefore, we currently must sell a percentage of our copper rod production into the open market on an unimproved basis, at lower profit margins.  However, we expect a gradual ramping up of our wire production facilities and thus we will likely be able to utilize a substantial proportion of our copper rod production capacity as raw material for our copper wire production. As a result, we expect to sell more copper wire at higher profit margins than copper rod over time, until we expand our refined copper smelting capacity, at which time initially the copper rod production will again surpass that of the copper wire’s until we gradually ramp up our wire drawing capacity.

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

 Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to underwriters in conjunction with the company's initial public offering in September 2009, decreased to $7,139,125 as of June 30, 2010 as a result of 700,000 Series A warrants and 6,000 Series B warrants exercised and the change in our stock price during the first half of 2010. As such, the Company recognized a $2,234,829 gain, which is a non-cash benefit from the change in fair value of these warrants for the period ended June 30, 2010.

Income taxes

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Sales

Our business for the three months ended June 30, 2010 continued to demonstrate robust growth.  Net sales increased by 54.6% from $48.8 million in the three months ended June 30, 2009 to $75.5 million in the three months ended June 30, 2010. This growth was driven by strong market demand in our copper rod and copper wire products from the scrap copper refinery business, as well as in our CCA wire products. The table below provides further detail regarding the product sales breakdown by specific category.

	Three months ended June 30,
	2010			2009
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price

CCA and Copper wire	$68,318,870	8,341	$8,191	$26,181,152	3,922	$6,675
Copper rod	$7,183,480	997	$7,205	$22,646,191	4,457	$5,081
Total	$75,502,350	9,338	$8,085	$48,827,343	8,379	$5,827

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,				Change in three months ended June 30, 2010 compared to three months ended June 30, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales
Total Sales	$75,502	100.0%	$48,827	100.0%	54.6%
Total cost of sales	(61,002)	(80.8)%	(39,096)	(80.1)%	56.0%
Gross Profit	$14,500	19.2%	$9,732	19.9%	49.0%

Total cost of sales for the three months ended June 30, 2010 was $61.0 million, reflecting an increase of 56.0% from the same period last year. As a percentage of total sales, our cost of sales increased to 80.8% of total sales for the quarter ended June 30, 2010, compared to 80.1% of total sales in the same period last year, principally due to the sharp increase in copper price. Consequently, gross margin as a percentage of total sales decreased to 19.2% in the quarter ended June 30, 2010 from 19.9% for the same period last year.  This slight reduction in gross margin was the result of the combination of several offsetting factors: a) during the three months ended June 30, 2010, the average copper price was RMB47,996 (US$7,027) per metric ton compared to RMB33,703 (US$4,935) from the same period last year, reflecting an increase of 42.4%, which resulted in a negative impact on the company’s gross margin, and b) a shift to selling more higher margin products (CCA and copper wire), as noted above, has positively impacted the company’s gross margin.  Gross profit for the three months ended June 30, 2010 was $14.5 million, up 49.0% from gross profit of $9.7 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,				Change in three months ended June 30, 2010 compared to three months ended June 30, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$14,500	19.2%	$9,732	19.9%	49.0%
Operating Expenses:
Selling expenses	(570)	(0.8)%	(587)	(1.2)%	(2.9)%
General & administrative expenses	(1,485)	(2.0)%	(1,093)	(2.2)%	35.8%
Total operating expense	(2,055)	(2.8)%	(1,681)	(3.4)%	22.2%
Income from operations	$12,445	16.5%	$8,051	16.5%	54.6%

Total selling, general and administrative expenses were $2,055,000 for the three months ended June 30, 2010, compared to $1,681,000 for the same period last year, an increase of 22.2%.

Selling expenses were $570,000 for the three months ended June 30, 2010, a decrease of 2.9% compared to the same period last year, which was a result of decreased sales commission costs incurred period-on-period. Notwithstanding our substantial increase in sales year over year, the Company paid a lesser amount of commissions because a large percentage of our total sales were to larger, non-commissionable “house accounts” during the second quarter of 2010 compared to the second quarter of 2009.  General & administrative expenses were $1,485,000 for the three months ended June 30, 2010, an increase of 35.8% compared to the same period last year. Factors which caused this increase were due to the increase of professional fees including accounting fee, legal fee and financial advising fee for our secondary offering in April 2010; and higher administrative and professional fees associated with the Company’s public offering in the second fiscal quarter and our expanded scale of operations.

Interest Expense

Interest expense was $40,288 for the three months ended June 30, 2010, compared to $105,667 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the three months ended June 30, 2010, income tax expense was $3,388,056, reflecting an effective tax rate of 25.5% from operation.  The effective tax rate for the same period in 2009 was 19.0%.

In 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the three months ended June 30, 2010 was $9.9 million, or 13.1% of net revenue, compared to $6.7 million, or 13.7% of net revenue, in the same period in 2009.

Foreign Currency Translation Gains

During the three months ended June 30, 2010, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $698,345.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX MONTHS ENDED JUNE 30, 2008

Sales

For the six months ended June 30, 2010, our net sales were $138.7 million, representing an increase of $69.4 million or 100.0% compared to the six months ended June, 2009. This increase was primarily due to our new facility for superfine copper wire as well as copper rod produced from refined copper materials, which started operation at the beginning of March 2009. In the first half of 2010, the majority of our sales volume was comprised of copper rod and copper wire.  The table below provides further detail regarding the product sales breakdown by specific category.

	Six months ended June 30,
	2010			2009
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price

CCA and Copper wire	$108,937,801	13,019	$8,368	$42,490,559	6,561	$6,476
Copper rod	$29,785,251	3,994	$7,458	$26,875,109	5,559	$4,835
Total	$138,723,052	17,013	$8,154	$69,365,668	12,120	$5,723

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,				Change in six months ended June 30, 2010 compared to six months ended June 30, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$138,723	100.0%	$69,366	100.0%	100.0%
Total cost of sales	(112,401)	(81.0)%	(53,924)	(77.7)%	108.4%
Gross Profit	$26,322	19.0%	$15,442	22.3%	70.4%

Total cost of sales for the six months ended June 30, 2010 was $112.4 million, reflecting an increase of 108.4% from the same period last year. As a percentage of total sales, our cost of sales increased to 81.0% of total sales for the six months ended June 30, 2010, compared to 77.7% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 19.0% in the six months ended June 30, 2010 from 22.3% for the same period last year.  Similar to the three month margin trends detailed above, this reduction in gross margin percentage was the result of several offsetting factors: a) during the first half of 2010, the average copper price was RMB 49,008 (US$7,175) compared to RMB 29,738 (US$4,354) from the same period last year, reflecting an increase of 64.8%, which negatively impacted the company’s gross margin, and b) a shift to selling more higher margin products (CCA and copper wire), as noted above, which positively impacted the company’s gross margin.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the six months ended June 30, 2010 and 2009:

	Six months ended June 30,				Change in six months ended June 30, 2010 compared to six months ended June 30, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$26,322	19.0%	$15,442	22.3%	70.4%
Operating Expenses:
Selling expenses	(1,021)	(0.7)%	(790)	(1.1)%	29.2%
General & administrative expenses	(2,778)	(2.0)%	(1,636)	(2.4)%	69.9%
Total operating expense	(3,799)	(2.7)%	(2,426)	(3.5)%	56.6%
Income from operations	$22,522	16.2%	$13,016	18.8%	73.0%

Total selling, general and administrative expenses were $3,799,000 for the six months ended June 30, 2010, compared to $2,426,000 for the same period last year, an increase of 56.6%

Selling expenses were $1,021,000 in the six months ended June 30, 2010, an increase of 29.2% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period.

General and administrative expenses were $2,778,000 in the six months ended June 30, 2010, an increase of 69.9% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company’s public offering in the second fiscal quarter and our expanded scale of operations.

Interest Expense

Interest expense was $69,458 for the six months ended June 30, 2010, compared to $218,796 for the same period of last year. The decrease is largely due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the six months ended June 30, 2010, income tax expense was $6,093,706, reflecting an effective tax rate of 24.5%.  The effective tax rate for the same period in 2009 was 17.9%.

In 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the six months ended June 30, 2010 was $18.8 million, or 13.5% of net revenue, compared to $10.7 million, or 15.4% of net revenue, in the same period in 2009.

Foreign Currency Translation Gains

During the six months ended June 30, 2010, the RMB steadily rose against the US dollar, and we recognized a foreign currency translation gain of $746,801.

 LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares.

As of June 30, 2010, we had approximately $87.6 million in cash, up $53.0 million from $34.6 million at December 31, 2009.  The following table summarizes our cash flows for each of the periods indicated:

	For the six months ended June 30,
	2010	2009
	(US$)
Net cash provided by operating activities	$18,466,306	$5,745,577
Net cash used in investing activities	(1,067,485)	(2,947,312)
Net cash provided by financing activities	35,094,517	(706,466)
Effect of exchange rate changes	491,718	10,806
Cash and cash equivalents at beginning of period	34,614,838	26,041,849
Cash and cash equivalents at end of period	$87,599,894	$28,144,454

Operating activities

For the six months ended June 30, 2010, cash provided by operating activities totaled $18.5 million compared to $5.7 million in the same period of 2009. This was primarily attributable to: i) a $18.8 million increase in net earnings; ii) a $6.1 million accounts receivable increase driven by revenue growth; iii) a $2.2 million inventory decrease, resulting from more efficient use of raw materials and finished goods; iv) a $2.2 million non-cash gain as a result of change in fair value of warrants issued; and v) a $2.4 million increase in accounts payables as a result of the sharp increase in sales.

Investing activities

For the six months ended June 30, 2010, we had a net cash outflow of $1.1 million from investing activities for the purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery, and building up new workshops, all being part of our planned expansion.

Financing activities

For the six months ended June 30, 2010, we had a net cash inflow of $35.1 million from financing activities which was primarily driven by $32.1 million proceeds from the fund raising through issuing new shares in the second quarter of 2010 and $2.5 million proceeds from the exercise of warrants of the PIPE investors.

Capital expenditure

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2007, 2008 and 2009, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2010, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our old facility. In the new production facilities we currently have two horizontal smelters, which can produce 25,000 tons of refined copper rods per year. We plan to add additional smelting facility in the third quarter of 2010 and increase our total copper refinery capacity to 50,000 tons per year. In 2011 we plan to build up another new facility and increase our total copper refinery capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 20,000 tons of copper wire, as of June 30, 2010. We plan to have four new additional high-capacity drawing production lines in production by the end of 2010 while increasing our CCA wire production capacity to 10,000 tons per year. Of that capacity, 6,000 tons per year will be CCA magnet wire and 4,000 ton per year will be CCA fine wire. For the 2010 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

Our Days Sales Outstanding (DSO) has improved to 22 days in the six month period ended June 30, 2010 compared with 29 days in the same period last year, because of the change in our product mix. In the six month period ended June 30, 2010, we produced 13,019 tons of CCA and copper wire and 3,994 tons of copper rod.  In the first half of 2009, we produced 6,561 tons of CCA and copper wire and 5,559 tons of copper rod. As CCA is an emerging product in China, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper rod and copper wire, are in such high demand that we don’t have to extend credit terms, which is the primary reason our overall DSO has improved as we have introduced recycled copper wire and copper rod as new product lines. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper rod and/or copper wire.

The table below shows the breakdown of accounts receivable by product:

	For the period ended,
	June 30, 2010	June 30, 2009
	Accounts Receivable	Accounts Receivable
CCA wire and Copper wire	$16,550,682	$5,536,104
Copper rod	649,844	2,309,639
Total	$17,200,526	$7,845,743

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

Since July 2005, the Renminbi is no longer pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of June 30, 2010, the exchange rate of RMB to $1 was RMB 6.7909.

We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our raw materials are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue is denominated in Renminbi. Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of June 30, 2010 and December 31, 2009, we have cash, primarily denominated in Renminbi, amounting to RMB 594,882,120 (USD 87,559,894) and RMB 236,357,039 (USD 34,614,838). Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB 5,097,066 (USD 746,801) for the six months ended June 30, 2010. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB 14,999,998 (USD 2,208,838) as of June 30, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB 149,999(USD 22,088). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2010, we carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There have been no material developments in the Company’s legal proceedings from those previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2009.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (Removed and Reserved)

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
10.1*	Independent Director Agreement between the Company and Robert C. Bruce dated June 11, 2010.
10.2*	Independent Director Agreement between the Company and Jonathan Serbin dated June 11, 2010.

*           Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 17, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

August 12, 2010	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 12, 2010	By:	Yang “Roy” Yu
Yang “Roy” Yu, Chief Financial Officer
(Principal Accounting Officer)