Form 10-Q
period 2010-09-30
LIHUA INTERNATIONAL INC.
filed 2010-11-15
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

There were 29,163,526 shares of the Registrant’s Common Stock issued and outstanding on November 5, 2010.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION
Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS
LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,959,686	$34,614,838
Restricted cash	-	575,000
Accounts receivable, net	29,199,881	10,996,430
Other receivables and current assets	138,662	493,006
Prepaid land use right – current portion	175,787	172,515
Deferred income tax assets	40,740	98,068
Inventories	16,019,128	17,534,254
Total current assets	138,533,884	64,484,111
OTHER ASSETS
Property, plant and equipment, net	18,505,327	18,424,080
Construction in progress	64,698	59,558
Deposits for plant and equipment	-	28,163
Deposit for land use right	4,476,877	-
Prepaid land use right – long-term portion	8,191,122	8,168,039
Intangible assets	4,342	2,812
Total non-current assets	31,242,366	26,682,652
Total assets	$169,776,250	$91,166,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,238,438	$2,196,772
Accounts payable	16,203,682	4,923,360
Other payables and accruals	1,766,616	681,097
Income taxes payable	3,901,373	1,584,292
Warrant liabilities	7,268,119	14,275,483
Total current liabilities	31,378,228	23,661,004
Total liabilities	31,378,228	23,661,004

SHAREHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
29,143,432 and 24,154,083 shares issued and outstanding	2,914	2,416
Additional paid-in capital	68,299,321	28,692,812
Statutory reserves	8,231,398	5,400,994
Retained earnings	56,560,458	30,780,307
Accumulated other comprehensive income	5,303,931	2,629,230
Total shareholders' equity	138,398,022	67,505,759
Total liabilities and shareholders' equity	$169,776,250	$91,166,763

See accompanying notes to these condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$96,337,451	$40,913,348	$235,060,503	$110,279,536

Cost of goods sold	(81,215,627)	(31,155,238)	(193,617,089)	(84,926,800)

Gross profit	15,121,824	9,758,110	41,443,414	25,352,736

Selling expenses	(422,209)	(451,689)	(1,443,506)	(1,242,142)
General and administrative expenses	(1,192,225)	(1,184,877)	(3,970,721)	(2,820,335)

Income from operations	13,507,390	8,121,544	36,029,187	21,290,259

Other income (expenses):
Interest income	80,289	66,395	174,705	137,809
Interest expense	(30,090)	(62,796)	(99,548)	(281,605)
Exchange expenses	(31,810)	(436)	(31,810)	(545)
Gain on extinguishment of warrant liabilities	-	-	135,369	-
Change in fair value of warrants	(128,994)	(8,035,650)	2,105,835	(8,375,817)
Other income (expenses)	22,305	-	(46,092)	500,753

Total other income (expenses), net	(88,300)	(8,032,487)	2,238,459	(8,019,405)

Income before income tax	13,419,090	89,057	38,267,646	13,270,854

Provision for income tax	(3,563,385)	(1,425,505)	(9,657,091)	(3,761,427)

Net income	9,855,705	(1,336,448)	28,610,555	9,509,427

Other comprehensive income:
Foreign currency translation adjustment	1,927,900	17,296	2,674,701	37,117

Total comprehensive income	$11,783,605	$(1,319,152)	$31,285,256	$9,546,544

Earnings per share
Basic	$0.34	$(0.08)	$1.04	$0.61
Diluted	$0.33	$(0.08)	$1.01	$0.57

Weighted average number of shares outstanding
Basic	29,143,432	17,081,324	27,473,883	15,701,399
Diluted	29,968,087	17,081,324	28,318,052	16,811,976

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)

	Common Stock		Additional			Accumulated Other
	Number of shares	Amount	Paid-in Capital	Statutory Reserves	Retained Earnings	Comprehensive Income	Total
At January 1, 2010	24,154,083	$2,416	$28,692,812	$5,400,994	$30,780,307	$2,629,230	$67,505,759

Net income	-	-	-	-	28,610,555	-	28,610,555
Foreign currency translation adjustment	-	-	-	-	-	2,674,701	2,674,701
Comprehensive income	-	-	-	-	-	-	31,285,256

Exercise of warrants	703,634	70	7,216,090	-	-	-	7,216,160
Issuance of common stock	4,285,715	428	32,069,089	-	-	-	32,069,517
Share-based payments to employees and directors	-	-	321,330	-	-	-	321,330

Appropriation of statutory reserves	-	-	-	2,830,404	(2,830,404)	-	-

At September 30, 2010 (Unaudited)	29,143,432	$2,914	$68,299,321	$8,231,398	$56,560,458	$5,303,931	$138,398,022

See accompanying notes to these condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(AMOUNTS EXPRESSED IN US DOLLARS)
	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,610,555	$9,509,427
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,599,171	972,370
Loss on disposal of fixed assets	123,513	-
Share-based compensation costs	321,330	251,903
Change in fair value of warrants	(2,105,835)	8,375,817
Gain on extinguishment of warrant liabilities	(135,369)	-
Deferred income tax benefits	58,268	23,403
(Increase) decrease in assets:
Accounts receivable	(17,711,584)	(2,135,285)
Notes receivable	-	322,009
Other receivables and current assets	358,042	(745,424)
Inventories	1,818,980	(12,088,420)
Increase (decrease) in liabilities:
Accounts payable	11,013,062	3,598,516
Other payables and accruals	1,055,929	(53,452)
Income taxes payable	2,251,484	1,023,692
Net cash provided by operating activities	27,257,546	9,054,556

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit for land use right	(4,407,293)	-
Acquisition of property, plant and equipment	(1,301,573)	(3,748,024)
Net cash used in investing activities	(5,708,866)	(3,748,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock,	32,069,517	7,864,000
New short-term bank loans	-	1,464,343
Repayment to related parties	-	(2,407)
Proceeds from exercise of warrants	2,450,000	-
Release of restricted cash related to private placement of stock and warrants	575,000	1,050,000
Repayments of short-term bank loans	-	(3,221,555)
Net cash provided by financing activities	35,094,517	7,154,381

Foreign currency translation adjustment	1,701,651	14,336

INCREASE IN CASH AND CASH EQUIVALENTS	58,344,848	12,475,249
CASH AND CASH EQUIVALENTS, at the beginning of the period	34,614,838	26,041,849

CASH AND CASH EQUIVALENTS, at the end of the period	$92,959,686	$38,517,098

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Share-based compensation to employees and directors	$321,330	$251,903
Issuance of common stock to settle warrant liabilities	$4,766,160	-
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$99,548	$281,605
Cash paid for income taxes	$7,347,339	$2,714,332

See accompanying notes to these condensed consolidated financial statements.

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of September 30, 2010, details of the subsidiaries of the Company are as follows:
Subsidiaries’ names	Domicile and date of Incorporation	Paid-up capital		Effective Ownership	Principal activities

Ally Profit Investments Limited (“ Ally Profit ”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“ Lihua Holdings ”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“ Lihua Electron ”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of copper wire and bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire

Jiangsu Lihua Copper Industry Co., Ltd. (“ Lihua Copper ”)	PRC August 31, 2007		$46,000,000	100%	Manufacturing and sales of refined copper

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These condensed consolidated financial statements include the financial statements of Lihua and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2009.

These condensed consolidated financial statements include the financial statements of Lihua and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the nine months ended September 30, 2010 and 2009, research and development costs were $115,325 and $90,534, respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to general and administrative expense were $4,501 and $14,021 for the nine months ended September 30, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the nine months ended September 30, 2010 and 2009 were $1,133,793 and $942,929, respectively.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2010	December 31, 2009
Balance sheet items, except for equity accounts	US$1=RMB 6.7011	US$1=RMB6.8282

	Three months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.7725	US$1=RMB 6.8310

	Nine months ended September 30,
	2010	2009
Items in the statements of income and cash flows	US$1=RMB 6.8069	US$1=RMB6.8321

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

Recent accounting pronouncements

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Except for the expanded disclosure requirements, the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2010 to September 30, 2010 are summarized as follows:

Warrant liability
Balance at January 1, 2010	$14,275,483
Exercise of warrants	(4,901,529)
Change in fair value included in earnings	(2,105,835)
Balance at September 30, 2010	$7,268,119

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

Derivative Instruments – Warrants

The Company’s warrants have been classified as derivatives in accordance with the guidance provided in FASB ASC 815-40-15-7I, because they are denominated in U.S. dollars, which is different from the Company’s functional currency (Renminbi).

The Company estimates the fair value of the warrants as of September 30, 2010 using the Black-Scholes option pricing model using the following assumptions:

Market price of common stock:	$8.66	$8.66
Exercise price:	3.50	$4.80
Remaining contractual life (years):	3.08	3.93
Dividend yield:	−	−
Expected volatility:	46.14%	41.94%
Risk-free interest rate:	0.65%	0.92%

On January 14, 2010, 700,000 warrants were exercised at $3.50 each in cash. On March 12, 2010, 6,000 warrants were exercised on a cashless basis to purchase 3,634 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition.” In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition,” an aggregate gain of $135,369 was recognized as the difference between the reacquisition price (determined based on the closing price of the common stock of $10.26 each issued on January 14, 2010 to settle the warrant liabilities less the exercise price of $3.50 each received, and the closing price of the common stock of $9.40 on March 12, 2010, respectively) and the fair values of the warrants of $6.9482 and $6.2975 each at January 14, 2010 and March 12, 2010, respectively. The fair value of the warrants on January 14, 2010 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility:41.12%, risk-free interest rate: 1.87%, and expected term: 3.79 years. The fair value of the warrants on January 14, 2010 was determined using the Black-Scholes option pricing model based on the following assumptions: dividend yield: 0%, expected volatility: 41.70%, risk-free interest rate: 1.77%, and expected term: 3.63 years.

NOTE 4	RESTRICTED CASH

As of December 31, 2009, $575,000 in total was held in escrow arising from agreements in conjunction with the private placement of 6,818,182 shares of Series A Convertible Preferred Stock and Series A warrants to purchase 1,500,000 shares of Common Stock, completed on October 31, 2008.

All of the restricted cash was fully released from escrow to the Company in January 2010.

NOTE 5	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	September 30	December 31
	2010	2009
	(Unaudited)

Accounts receivable	$29,199,881	$10,996,430
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$29,199,881	$10,996,430

NOTE 6	OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:
	September 30	December 31
	2010	2009
	(Unaudited)

Prepayment	$83,525	$-
Recoverable value added tax	-	475,708
Other receivables	55,137	17,298
Less: Allowance for valuation and doubtful debts	-	-

	$138,662	$493,006

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:
	September 30	December 31
	2010	2009
	(Unaudited)

Raw materials	$10,162,307	$8,832,262
Work in progress	1,865,137	1,316,422
CCA and copper wire	2,503,472	3,052,604
Copper rod and anode	1,488,212	4,332,966

	$16,019,128	$17,534,254

NOTE 8	INTANGIBLE ASSETS
	September 30	December 31
	2010	2009
	(Unaudited)

Computer software, cost	$10,990	$7,030
Less: Accumulated amortization	(6,648)	(4,218)

	$4,342	$2,812

Amortization expenses for the nine months ended September 30, 2010 and 2009 were $2,325 and $702.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights, the lump sum payments paid to acquire long-term interest to utilize the land underlying the Company’s building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amount expensed on prepaid land use right for the nine months ended September 30, 2010 and 2009 were $130,450 and $129,312, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $175,787 per annum.

As of September 30, 2010, the deposit for land use rights represented the payment made by Lihua Copper to acquire a 50-year right to use a parcel of land pursuant to the land use rights transfer agreement between Lihua Copper and the PRC local land authority dated November 5, 2010, for consideration of $4,834,893 (RMB 32,399,100). The land will be used for the extension of Lihua Copper’s existing factory buildings. As of September 30, 2010, Lihua Copper paid $4,476,877 (RMB30,000,000) as a deposit for the above land use right, but the relevant formalities were not completed, and therefore Lihua Copper had not yet obtained the legal title to the land use rights.

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	September 30	December 31
	2010	2009
	(Unaudited)
Cost:
Buildings	$9,857,444	$9,736,531
Office equipment	340,173	321,741
Motor vehicles	597,792	315,727
Machinery	12,554,499	11,491,642

Total cost	23,349,908	21,865,641
Less: Accumulated depreciation	(4,844,581)	(3,441,561)

Net book value	$18,505,327	$18,424,080

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $1,466,396 and $842,004, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	September 30	December 31
	2010	2009
	(Unaudited)

Construction of plant and equipment	$1,276	$31,000
Construction of buildings	63,422	28,558

	$64,698	$59,558

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:
	September 30	December 31
	2010	2009
	(Unaudited)
Bank loan granted by Agricultural Bank of China, with interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu Tianyi Telecom, maturing on August 20, 2010 but fully repaid on April 20, 2010	$-	$732,257

Bank loan granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu Tianyi Telecom, matured and fully repaid on April 15, 2010	-	761,548

Bank loan granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu Tianyi Telecom, matured and fully repaid on April 20, 2010	-	702,967

Bank loan granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom and maturing on April 21, 2011	2,238,438	-

Total	$2,238,438	$2,196,772

NOTE 13	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	September 30	December 31
	2010	2009
	(Unaudited)

Accrued staff costs	$461,722	$476,978
Other taxes payable	1,266,410	181,286
Other payables	38,484	22,833

	$1,766,616	$681,097

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

On January 14, 2010, 700,000 shares of common stock were issued for cash on exercise of 700,000 warrants at an exercise price of $3.50.

On March 12, 2010, 3,634 shares of common stock were issued pursuant to the cashless exercise of a warrant to purchase up to 6,000 shares of common stock at an exercise price of $3.50 per share.

Warrants issued and outstanding at September 30, 2010, and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3. 86
Granted / Vested	-
Forfeited	-
Exercised	(706,000)	3.50
Balance, September 30, 2010 (Unaudited)	1,396,100	$3.63	3.17	1,396,100	$3.63	3.17

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

Common Stock awarded to Employees by a Majority Shareholder

The Company recognized compensation expense of $190,688, related to the restricted shares granted by a principal stockholder to Mr. Yang “Roy” Yu, the Company’s Chief Financial Officer (CFO), based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the nine months ended September 30, 2010.

Options granted to Independent Directors and Employees

On June 7, 2010, the Company granted options to two of its employees, Ms. Daphne Huang and Mr. Chunming Chu, to each purchase 10,000 shares of the Company’s common stock at a strike price of $7.85 per share, in consideration for their services to the Company. These options vest in equal quarterly installments on the last day of the Company’s eight fiscal quarters commencing June 30, 2010 and will expire 10 years from the date of grant.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation , (formerly SFAS 123R), the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized a compensation expense of $130,642 for the nine months ended September 30, 2010.

Options granted to Independent Directors and Employees

Options issued and outstanding at September 30, 2010 and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2009	65,000	$4.06	$415,450	9.2
Granted	60,000	8.49	-	10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2010 (Unaudited)	125,000	$6.38	$323,650	8.92

Exercisable at September 30, 2010 (Unaudited)	75,000	$4.99	$277,100	8.25

(1)
The intrinsic value of the stock option at September 30, 2010 is the amount by which the market value of the Company’s common stock of $8.66 as of September 30, 2010 exceeds the exercise price of the option.

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009 and has been subject to an EIT rate of 25% for the year ending December 31, 2010 under the New EIT Law.

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2010 and 2009 under the New EIT Law.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing its earnings to the Company for the years ended December 31, 2009 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2010. Total undistributed earnings of these PRC subsidiaries at September 30, 2010 was RMB 518,183,086 ($77,328,063).

No provision for other overseas taxes is made as neither Lihua Ally Profit or Lihua Holding has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:
	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current – PRC	$3,564,137	$1,425,505	$9,598,823	$3,738,024
Deferred	(752)	-	58,268	23,403

Provision for income tax	$3,563,385	$1,425,505	$9,657,091	$3,761,427

A reconciliation of the provision for income taxes determined at the local income tax to the Company’s effective income tax rate is as follows:

	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-tax income	$13,419,090	$241,221	$38,267,646	$13,270,854

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	4,562,491	82,015	13,011,000	4,512,090
Reconciling items:
Impact of tax holiday of Lihua Electron	-	(789,956)	-	(2,092,082)
Non-deductible expenses	234,338	197,499	701,773	431,031
Change in fair value of warrants	43,858	2,732,121	(762,009)	2,847,778
Rate differential for PRC earnings	(1,276,936)	(776,488)	(3,416,781)	(1,993,549)
Other	(366)	(19,686)	123,108	56,159

	$3,563,385	$1,425,505	$9,657,091	$3,761,427

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:
	September 30 2010	December 31 2009
	(Unaudited)
Deferred income tax assets - current:
Unrealized intercompany profit in inventory	$40,740	$98,068
Less: Valuation allowance	−	−

	$40,740	$98,068

As of September 30, 2010 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine month periods ended September 30, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of September 30, 2010 and December 31, 2010.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or its withholding agent. The statute of limitations extends to five years under special circumstances, which are not clearly defined. In the case of a related party transaction, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion.

NOTE 17	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:
	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income available to common shareholders:
- Basic	$9,855,705	$(1,336,448)	$28,610,555	$9,509,427

- Diluted	$9,855,705	$(1,336,448)	$28,610,555	$9,509,427

Weighted average number of shares:
- Basic	29,143,432	17,081,324	27,473,883	15,701,399
- Effect of dilutive convertible preferred stock	-	-	-	1,110,577
- Effect of dilutive warrants and options	824,655	-	844,169	-
- Diluted	29,968,087	17,081,324	28,318,052	16,811,976

Net income per share
- Basic	$0.34	$(0.08)	$1.04	$0.61

- Diluted	$0.33	$(0.08)	$1.01	$0.57

NOTE 18	RELATED PARTY TRANSACTIONS

(1)	Sales

For the nine months ended September 30, 2010 and 2009, revenue included sales of $1,373,604 and $169,865, respectively that were made to Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

(2)	Guarantees

As of September 30, 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,238,438  (See Note 12 above).

 As of December 31, 2009, Mr. Jianhua Zhu, the Company’s CEO and director provided guarantees for the Company’s short-term bank loans of $2,196,772 (See Note 12 above).

NOTE 19	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2010, 100% of the Company’s cash included cash on hand and deposits in accounts maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2010 and 2009, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of September 30, 2010 and 2009 were due from customers located in the PRC.

There was no single customer who accounted for more than 10% of the accounts receivable of the Company as of September 30, 2010 and December 31, 2009.  There was no single customer who constituted 10% or more of the Company’s net revenue for the nine months ended September 30, 2010 or 2009.

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

The Company operates in one business segment, the manufacturing and sale of refined copper rod and copper anode, as well as copper clad aluminum (CCA) wire and copper wire produced from refined copper rod.  The Company also operates in only one geographical segment – China, as all of the Company’s products are sold to customers located in China and the Company’s manufacturing operations are located in China.

The Company’s major product categories are (1) wire manufacturing, consisting of (a) CCA fine and superfine wire, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (b) copper fine and superfine wire, manufactured from recycled copper rod; (2) refined copper rod; and (3) refined copper anode, the latter two of which are fire refined from scrap copper.  The manufacturing of refined copper was launched in the first quarter of 2009.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:
	For the three months		For the nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue :
Copper and CCA wire	$60,655,407	$26,328,851	$169,593,208	$68,819,526
Copper anode	35,682,044	-	35,682,044	-
Copper rod	-	14,584,497	29,785,251	41,460,010
	$96,337,451	$40,913,348	$235,060,503	$110,279,536

Gross profit:
Copper and CCA wire	$12,219,344	$8,224,862	$35,917,148	$21,320,208
Copper anode	2,902,480	-	2,902,480	-
Copper rod	-	1,533,248	2,623,786	4,032,528
	$15,121,824	$9,758,110	$41,443,414	$25,352,736

Item. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of copper replacement products which include refined copper products, copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell four major types of copper replacement products: copper anode, pure copper rod, pure copper wire and CCA wire.  Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper.   We launched production of copper anode in July 2010, in conjunction with the completion of our second copper smelter, with an annual capacity of 25,000 tons. The completion of this second smelter doubles our recycled copper refining and manufacturing capacity to 50,000 tons per year. Copper anode is the fundamental building block for almost all pure copper products, and holds a wide range of potential end market uses.  We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe we were among the first manufacturers to commercialize CCA superfine wire production in China. Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire.  In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin.  The value added nature of our CCA superfine wire products lies in our ability and technology to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.  We draw pure copper wire from the refined pure copper rod we produce.  The pure copper wire we produce has three main sub categories of products: fine wire, magnet wire and tin plated wire. These three copper wire products have the similar characteristics as the three CCA wire products mentioned above.

We have expanded our business from the CCA superfine wire segment into the refined copper products business because we believe that the refined copper products business allows us to sell into the much bigger pure copper products market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to both the scrap copper cleaning as well as superfine wire drawing.  We believe that the ability to sell into the large and growing copper and copper replacement products market in China offers us substantial opportunity to increase our sales in the future.   We anticipate that we will continue to expand production capacity in both refined copper products and CCA wire, but that the majority of our investment and resulting planned growth in sales volume will occur in the refined copper products business, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and copper conglomerates as well as manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our market for copper anode is very large and diverse as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  For our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market.  During 2010, we sold copper anode to a few copper conglomerates which use our product to produce copper cathode.  We sold copper rod to approximately 50 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $32.5 million, $50.0 million, $161.5 million and $235.1 million for the years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010, respectively. We achieved net income of $7.7 million, $11.7 million, $13.7 million and $28.6 million for the years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010, respectively.  In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.  For the nine months ended September 30, 2010, we had a non-cash gain of $ 2.1 million, which resulted from the change in the fair value of the warrants, excluding the impact of this non-cash gain, net income for the nine months ended September 30, 2009 was $26.5 million, up 48.2% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have two smelting facilities allocated to copper rod and copper anode production. Each smelting facility is capable of producing 25,000 tons per year.  For the nine months ended September 30, 2010, we sold 4,866 tons of copper anode and 3,994 tons of copper rod.  As of September 30, 2010, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We have added six high-capacity copper wire drawing production lines in first half 2010, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 tons of copper wire, close to the 25,000 tons annual output of the smelter for copper rod production.  In the third quarter of this year, we have added a new smelter with 25,000 tons of annual capacity and started copper anode production.  On the planned new plant construction site, we are planning to add two new smelters with 25,000 tons of annual capacities each, which are anticipated to be completed in the second half of year 2011.  Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

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

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower; as copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis.  Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in China, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

Supply and costs of principal raw materials

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. We have been able to secure a sufficient supply of raw materials, which consist primarily of scrap copper and CCA raw material wire.

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

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  In our wire products (pure copper wire and CCA wire), magnet wire and tin plated wire are final products from which we will derive the highest production markup, or gross profit.  We also generate a significant portion of revenue from selling semi-finished products such as fine wire at a lower production cost markup, or gross profit.

Generally, copper anode and copper rod products contributes a lower gross profit margin compared to the wire products.  However, given the quick turnover and large volume production of the refined copper products, as well as primarily cash on delivery payment terms with our customers, the return on invested capital for the refined copper products and working capital turnover are much better than that of the wire products.

PRINCIPAL INCOME STATEMENT COMPONENTS

Sales

Our sales are derived from sales of our products net of value-added taxes.

The most significant factors that affect our sales are shipment volume and average selling prices.

Our collection practices generally consist of cash payment on delivery. However, we also extend credit for 30 days to 60 days to certain of our established customers in the CCA wire category.

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

Selling, general and administrative expenses

Our selling expenses include shipping expenses, salaries and traveling expenses for our sales personnel.  Our general and administrative expenses include administrative staff costs and other benefits, depreciation of office equipment, professional service fees and other miscellaneous expenses related to our administrative corporate activities.

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

Other income and expense

Other income and expense includes interest income, interest expense, merger costs, foreign currency translation adjustments, and other income.

Our interest expense consists of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the company’s initial public offering in September 2009, decreased to $7,268,119 as of September 30, 2010 as a result of the decrease of our stock price. As such, the Company recognized a $2,105,835 gain, which is a non-cash benefit from the change in fair value of these warrants for the nine months ended September 30, 2010.

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

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing their earnings to the Company for the years ended December 31, 2009 and 2010 to the Company, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2010. Total undistributed earnings of these PRC subsidiaries at September 30, 2010 was RMB 518,183,086 ($77,328,063).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Sales

Our business for the three months ended September 30, 2010 continued to demonstrate robust growth.  Net sales increased by 135.5% from $40.9 million in the three months ended September 30, 2009 to $96.3 million in the three months ended September 30, 2010. This growth was primarily driven by strong market demand in all of our four main products.

	Three months ended September 30,
	2010			2009
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price

CCA and Copper wire	$60,655,407	7,320	$8,286	$26,328,851	3,576	$7,363
Copper Anode	35,682,044	4,866	7,333	-	-	-
Copper rod	-	-	-	14,584,497	2,473	5,897
Total	$96,337,451	12,186	$7,906	$40,913,348	6,049	$6,764

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,				Change in three months ended September 30, 2010 compared to three months ended September 30,
In thousands, except for	2010		2009		2009
Percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$96,337	100.0%	$40,913	100.0%	135.5%
Total Cost of Sales	(81,216)	(84.3)%	(31,155)	(76.1)%	160.7%
Gross Profit	$15,122	15.7%	$9,758	23.9%	55.0%

Total cost of sales for the three month ended September 30, 2010 was $81.2 million, reflecting an increase of 160.7% from the same period last year. As a percentage of total sales, our cost of sales increased to 84.3% of total sales for the quarter ended September 30, 2010, compared to 76.1% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 15.7% in the quarter ended September 30, 2010 from 23.9% for the same period last year, principally due to the sharp increase in copper prices, as well as the addition of copper anode product to the sales mix. During the three months ended September 30, 2010, the average copper price was RMB48,735 per metric ton compared to RMB39,652 from the same period last year, reflecting an increase of 22.9%.

Gross profit for the three months ended September 30, 2010 was $15.1 million, up 55.0% from gross profit of $9.8 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling and General and Administrative Expenses for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,				Change in three months ended September 30, 2010 compared to three months ended September 30,
In thousands, except for	2010		2009		2009
Percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$15,122	15.7%	$9,758	23.9%	55.0%
Operating expenses:
Selling expenses	(422)	(0.4)%	(452)	(1.1)%	(6.5)%
General & administrative expenses	(1,192)	(1.2)%	(1,185)	(2.9)%	0.6%
Total operating expense	(1,614)	(1.6)%	(1,637)	(4.0)%	(1.4)%
Income from operations	$13,507	14.1%	$8,121	19.9%	66.3%

Total selling, general and administrative expenses were $1,614,000 for the three months ended September 30, 2010, compared to $1,637,000 for the same period last year, a decrease of 1.4%.

Selling expenses were $422,000 for the three months ended September 30, 2010, a decrease of 6.5% compared to the same period last year, which was a result of decreased sales commission costs incurred period-on-period.

General and administrative expenses were $1,192,000 for the three months ended September 30, 2010, an increase of 0.6% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $30,090 for the three months ended September 30, 2010, compared to $62,796 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income Tax

For the three months ended September 30, 2010, income tax expense was $3,563,385, reflecting an effective tax rate of 26.3%.  The effective tax rate for the same period in 2009 was 17.5%.  Effective tax rates have been calculated excluding the non cash charge for the fair value change of warrants.

In 2009, Lihua Electron was subject to an enterprise income tax (“EIT”) rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Beginning in 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the three months ended September 30, 2010 was $9.9 million, or 10.2% of net revenue, compared to a loss of $1.3 million, or -3.3.% of net revenue, in the same period in 2009.  The net income for the period ended September 30, 2009 was impacted by an $8.0 million non-cash charge as a result of the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for the three months ended September 30, 2009 was $6.7 million.

Foreign Currency Translation Gains

During the three months ended September 30, 2010, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $1,927,900.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009

Sales

For the nine months ended September 30, 2010, our net sales were $235.1 million, representing an increase of $124.8 million or 113.1% compared to the nine months ended September, 2009. This increase was primarily due to the launch of the new smelting capacity in the third quarter of 2010 and the increase of copper price.  Please see the table below for more details regarding the product sales breakdown by specific category.

	Nine months ended September 30,
	2010			2009
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price

CCA and Copper wire	$169,593,208	20,339	$8,338	$68,819,526	10,137	$6,789
Copper Anode	35,682,044	4,866	7,333	-	-	-
Copper rod	29,785,251	3,994	7,457	41,460,010	8,032	5,162
Total	$235,060,503	29,199	$8,050	$110,279,536	18,169	$6,070

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,				Change in nine months ended September 30, 2010 compared to nine months ended September 30,
In thousands, except for	2010		2009		2009
Percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$235,060	100.0%	$110,280	100.0%	113.1%
Total Cost of Sales	(193,617)	(82.4)%	(84,927)	(77.0)%	128.0%
Gross Profit	$41,443	17.6%	$25,353	23.0%	63.5%

Total cost of sales for the nine months ended September 30, 2010 was $193.6 million, reflecting an increase of 128.0% from the same period last year. As a percentage of total sales, our cost of sales increased to 82.4% of total sales for the nine months ended September 30, 2010, compared to 77.0% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 17.6% in the nine months ended September 30, 2010 from 23.0% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our wire products; and ii) the sharp increase in copper price. During the first nine months of 2010, the average copper price was RMB48,891 compared to RMB33,266 from the same period last year, reflecting an increase of 47.0%.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling and General and Administrative Expenses for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,				Change in nine months ended September 30, 2010 compared to nine months ended September 30,
In thousands, except for	2010		2009		2009
Percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$41,443	17.6%	$25,353	23.0%	63.5%
Operating expenses:
Selling expenses	(1,444)	(0.6)%	(1,242)	(1.1)%	16.2%
General & administrative expenses	(3,971)	(1.7)%	(2,820)	(2.6)%	40.8%
Total operating expense	(5,415)	(2.3)%	(4,062)	(3.7)%	33.3%
Income from operations	$36,029	15.3%	$21,290	19.3%	69.2%

Total selling, general and administrative expenses were $5,415,000 for the nine months ended September 30, 2010, compared to $4,062,000 for the same period last year, an increase of 33.3%.

Selling expenses were $1,444,000 in the nine months ended September 30, 2010, an increase of 16.2% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased staff costs as we continued to expand the sales force during the period

General and administrative expenses were $3,971,000 in the nine months ended September 30, 2010, an increase of 40.8% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $99,548 for the nine months ended September 30, 2010, compared to $281,605 for the same period of last year. The decrease is largely due to the repayment of short term bank loans which were used for working capital purposes.

Income Tax

For the nine months ended September 30, 2010, income tax expense was $9,657,091, reflecting an effective tax rate of 26.7%.  The effective tax rate for the same period in 2009 was 17.4% Effective tax rates have been calculated excluding the non cash charge for the fair value change of warrants.

In 2009, Lihua Electron was subject to an EIT rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the nine months ended September 30, 2010 was $28.6 million, which includes $2.1 million non cash gain as a result of the change in the fair value of the warrants.  Excluding the impact of this non-cash gain, net income for the nine months ended September 30, 2010 was $26.5 million, or 11.3% of net revenue.  Net income for the nine months ended September 30, 2009 was impacted by a $8.4 million non-cash charge as a result of the change in the fair value of the warrants.  Excluding the impact of this non-cash charge, net income for the nine months ended September 30, 2009 was $17.9 million.

Foreign Currency Translation Gains

During the nine months ended September 30, 2010, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $2,674,701.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

As of September 30, 2010, we had approximately $93.0 million in cash, up $58.3 million from $34.6 million at December 31, 2009.  The following table summarizes our cash flows for each of the periods indicated:

	For the nine months ended September 30,
	2010	2009
	(US$)
Net cash provided by operating activities	$27,257,546	$9,054,556
Net cash used in investing activities	(5,708,866)	(3,748,024)
Net cash provided by financing activities	35,094,517	7,154,381
Effect of exchange rate changes	1,701,651	14,336
Cash and cash equivalents at beginning of period	34,614,838	26,041,849
Cash and cash equivalents at end of period	$92,959,686	$38,517,098

Operating activities

For the nine months ended September 30, 2010, cash provided by operating activities totaled $27.3 million compared to $9.1 million in the same period of 2009. This was primarily attributable to: i) a $28.6 million increase in net earnings; ii) a $17.7 million accounts receivable increase driven by revenue growth; iii) a $1.8 million inventory decrease, resulting from more efficient use of raw materials and finished goods; iv) a $2.1 million non-cash gain as a result of change in fair value of warrants issued; v) a $2.3 million increase in income tax payable as a result of the change of income tax rate and increase in earnings; and vi) a $11.0 million accounts payable increase due to the growth of sales and cost of goods sold.

Investing activities

For the nine months ended September 30, 2010, we had a net cash outflow of $5.7 million from investing activities for deposits paid for land use rights and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery, and building up new workshops, all being part of our planned expansion.

Financing activities

For the nine months ended September 30, 2010, we had a net cash inflow of $35.1 million from financing activities which was primarily driven by $32.1 million proceeds from the fund raising through issuing new shares in the second quarter of 2010 and $2.5 million proceeds from the exercise of warrants of the PIPE investors.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2007, 2008 and 2009, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2010, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our existing facility. We currently have two smelting facilities which can produce a total of 50,000 tons of refined copper products per year.  We plan to add additional smelting facilities in 2011 and increase our refined copper capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 20,000 tons of copper wire.  We currently do not have any plans to add any new drawing capacities for the remainder of 2010 and year 2011. For the 2010 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

In the nine month period ended September 30, 2010, we produced 20,339 tons of CCA and copper wire, 4,866 tons of copper anode and 3,994 tons of copper rod.  In the first nine months of 2009, we produced 10,137 tons of CCA and copper wire and 8,032 tons of copper rod. As CCA is an emerging product in China, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper rod and copper wire, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod and anode) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper anode, rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	For the period ended,
	September 30, 2010	September 30, 2009
CCA wire and Copper wire	$17,557,017	$5,545,756
Copper Anode	11,642,864	—
Copper rod	—	1,637,372
Total	29,199,881	7,183,128

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our reporting currency is the U.S. Dollar.  Transactions in other currencies are recorded in U.S. Dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are remeasured into U.S. Dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in our statements of operations as a component of current period earnings.

Our functional currency is the Chinese Renminbi. We conduct substantially all of our operations through our PRC operating companies, and their financial performance and position are measured in terms of Renminbi. Our raw materials are primarily procured, sold and delivered in the PRC for Renminbi. The majority of our net revenue is denominated in Renminbi.

The State Administration for Foreign Exchange, or SAFE of the PRC, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the SAFE of the PRC, or its local counterparts.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of September 30, 2010, the exchange rate of RMB to $1 was RMB 6.7011.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of September 30, 2010 and December 31, 2009, we had cash denominated in Renminbi amounting to RMB 622,932,152 (USD 92,959,686) and RMB 236,357,036 (USD 34,614,838). Also, from time to time we may have Renminbi denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB 18,206,422 (USD 2,674,701) for the nine months ended September 30, 2010. We do not currently engage in hedging activities.  As such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We do not have any derivative financial instruments and believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB 15,000,000 (USD 2,238,438) as of September 30, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to our annual earnings and cash flows would be approximately RMB 150,000 (USD 22,384). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2010, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 (the “Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2010 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

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

LIHUA INTERNATIONAL, INC.

November 15, 2010	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu, Chief Financial Officer
(Principal Accounting Officer)