Form 10-K
period 2010-12-31
LIHUA INTERNATIONAL INC.
filed 2011-03-14
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-34445

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2010 was $128,846,672.

The number of shares outstanding of the Registrant’s common stock as of March 9, 2011 was 29,945,742.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2010

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1A of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the availability and cost of products from our suppliers incorporated into our customized module design solutions;
•	changes in end-user demand for the products manufactured and sold by our customers;
•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s copper industries;
•	the rate of introduction of new products by our competitors and customers;
•	the rate of introduction of enabling technologies by our suppliers;
•	changes in our pricing policies or the pricing policies of our competitors or suppliers;
•	our ability to compete effectively with our current and future competitors;
•	our ability to manage our growth effectively, including possible growth through acquisitions;
•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;
•	our implementation of share-based compensation plans;
•	changes in the favorable tax incentives enjoyed by our PRC operating companies;
•	foreign currency exchange rate fluctuations;
•	adverse changes in the securities markets; and
•	legislative or regulatory changes in China.

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

ITEM 1.  BUSINESS

Company Overview

Business Overview

We were one of the first vertically integrated companies in China to develop, design, manufacture, market and distribute low cost, high quality refined copper products including copper anode, copper rod, pure superfine copper wire, and copper-clad aluminum superfine wire (“CCA”) , which is an alternative to pure superfine copper wire. We also use recycled scrap copper as a raw material to produce refined copper products including copper anode and copper rod.  Copper anode is the raw material for copper cathode, which is the fundamental building block for most pure copper products. We currently primarily use copper rod internally to produce pure copper superfine wire. Primarily because of its high electrical conductivity, pure copper wire is used in many components in a wide variety of motorized and electrical appliances such as dishwashers, microwaves and automobiles. In most instances, our CCA wire and recycled scrap copper rod and wire products are an excellent, less costly substitute for pure copper wire products.

We sell copper anode primarily to a few copper conglomerates. We sell our wire products directly to manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries and to distributors in the wire and cable industries. Our track record and reputation for producing high quality products in large quantities has paved the way for rapid expansion of our customer base. As of December 31, 2010, we had approximately 350 customers, with 300 customers in the wire category and the remainder in the refined copper products category. In the PRC, the market for copper products, which includes the copper wire industry, is large and growing. As a result, there is strong demand for all of our products, and essentially all of our product sales are made to domestic customers in the PRC.

Prior to 2009, our business focused primarily on CCA. Our CCA business consists of acquiring CCA with a line diameter of 2.05 mm from our suppliers as a raw material, reducing the diameter of the CCA by drawing it and then annealing and coating it. Our final CCA product typically has diameters from 0.03 mm to 0.18 mm, depending on customer specifications.

In the first quarter of 2009, we began production of copper rod from recycled scrap copper. The copper rod we produced meets the national purity standard for pure copper. In August of 2010, we began production and sales of copper anode, another refined copper product produced from recycled scrap copper.  As of December 31, 2010, our scrap copper refinery capacity was approximately 50,000 tons per annum. To the extent our downstream wire-drawing capacity allows, we process our copper rod into copper wire.  Until the first half of 2010, because our output of copper rod exceeded our capacity to process it into copper wire, we sold our excess copper rod to other wire manufacturers for further processing.  Starting in the third quarter of 2010, after we completed the wiring drawing capacity expansion to meet our output capacity of copper rod, we started using almost all of our copper rod output exclusively for copper wire drawing, which increased our overall profitability.

Because copper anode is the raw material for copper cathode, which is the fundamental building block for most pure copper products, copper anode is an upstream product, and the end market for copper anode covers most of the copper consumption market in the PRC.  Our markets for our other three main products overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Our refined copper products, copper anode and copper rod, which are manufactured from recycled scrap copper, compete directly with the same products made from “virgin” (e.g. newly mined) pure copper. To date, our raw material costs for bulk scrap copper have been lower than prices for virgin pure copper, which we believe provides us with a pricing advantage in the market. Most of our copper anode customers are domestic copper conglomerates.  Most of our copper rod customers are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standard is tolerable (such as most household appliance, automotive, consumer electronics and telecommunications applications). Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants. One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings. The markets for each of our product lines are growing rapidly, due both to growing demand in the PRC for overall copper consumption and all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitive products.

We believe that we are well positioned to continue capturing further market share in the larger copper consumption market and the copper wire industry.  We generated sales of $370.5 million, $161.5 million, and $50.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. We achieved net income of $38.5 million, $13.7 million, and $11.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and non-cash charge of $1.4 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the warrant related non-cash charges, net income for 2010 was $39.7 million, up 55.1% from the same period last year of $25.6 million, which excluded $11.9 million of non-cash charges related to changes in the fair value of warrants.

Currently, our ability to increase production and sales of our copper anode, copper rod, copper wire (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the equipment we have installed to produce these products. Our refined copper products are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have two smelting facilities, each of which is capable of producing 25,000 tons of refined copper products per year. As of December 31, 2010, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wire, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in the PRC.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We started construction on a new plant adjacent to the current plant in November 2010, where we initially plan to add two new 25,000 ton smelting facilities.  The two new smelting facilities will be dedicated to copper anode production.  We are anticipating the new plant to be completed and to start production in the fourth quarter of 2011.

We continuously pursue technological innovations and improvements in our manufacturing processes. We have obtained one utility model patent in the PRC and have two pending invention patent applications in the PRC related to our wire production process. In addition, we have a technology cooperation agreement with a university in the PRC. We believe that our emphasis on technological innovations and production efficiency has contributed significantly to our leading industry position in the PRC and will continue to do so for the foreseeable future. Further, significant barriers to entry make it difficult for newcomers to successfully compete with our scrap copper refinery and superfine wire businesses. With respect to scrap copper refinery, our special cleaning process  enhances scrap copper purity during the smelting process, and enables us to produce high purity refined copper products which meet the industry standard for pure copper product.  With respect to CCA, during the process of drawing, annealing and coating CCA, it is challenging to maintain high quality and maintain the integrity of copper and aluminum weight and volume distribution without breakage, especially for finer diameter wires. Our knowledge and experience in successfully generating high quality CCA fine and super fine wires put us at a significant advantage over would-be competitors. With respect to pure copper wire, our proprietary recycling technology offers us a unique ability to produce high quality pure copper wire from scrap copper. This enables us to have a lower raw material cost base compared to pure copper wire produced from “virgin” pure copper sourced from copper mines. Our experience and technology allow us to offer products that are, in most instances, superior and more cost-effective to those that our potential competitors can produce. Because we are already an approved vendor for many of our customers and qualifying new vendors can be time-consuming for customers, we believe we are further advantaged vis-à-vis potential competitors.

To minimize exposure to copper commodity risk, we seek to minimize our raw material inventory. In addition, we charge a fixed dollar processing fee for most of our products thus enabling us to pass most of the underlying copper price exposure to our customers, and minimize our exposure to copper price fluctuation. We further confirm raw material purchase orders for scrap copper or CCA with suppliers for each sales order only when the applicable sales order has been received. On the other hand, our principal CCA and scrap copper suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. We have built a large network of reliable suppliers that deliver high quality raw materials, and accordingly, are not dependent upon any one supplier.

We believe that our experienced management team will continue to leverage our leading technologies and increasing capacity to manufacture, produce, market and distribute cost-effective, high quality refined copper and superfine copper and CCA wire products. If, as anticipated that worldwide demand for alternatives to pure copper wire grow, as we continue to innovate and improve our processes, we will be well positioned to compete in the copper consumption and copper wire market on a global scale.

Our Strengths

We believe that the following strengths have contributed to our competitive position in China:

Leading market position and early-mover advantage.   We are one of the few scrap copper refineries in China that can produce high purity refined copper products with a purity level as high as 99.96%, exceeding the national pure copper wire standard.  We believe we were one of the first companies in China to produce CCA superfine wire on a commercial scale, and currently we are one of the leading CCA wire producers in China, as measured by our current annual superfine wire production capacity of 7,500 tons.

The early-mover advantage coupled with our reputation for high quality products has enabled us to establish a wide array of customer and supplier relationships and to expand our relationships with our existing customers. We believe we are well positioned to leverage our increasing production scale and to expand our customer base and product portfolio, to meet China’s growing demand for copper products including copper cable and wire products.

Proprietary automated and efficient production facility that can be scaled to meet increased demand.   To cope with increased demand, we have continuously expanded our production facility in a very rapid way: our CCA wire production capacity increased from 2,200 tons per annum in 2006 to 7,500 tons per annum as of December 31, 2010. In March 2009 we launched scrap copper refinery production and have since built refined copper production capacity to 50,000 tons per annum, and copper wire drawing capacity to 20,000 tons per year, as of December 31, 2010.  We are planning to add two new smelting facilities by fourth quarter 2011, increasing the scrap copper refinery capacity to 100,000 tons.

Efficient proprietary production technology.   We continually pursue technological improvements to our manufacturing processes via our strong in-house development teams. We have obtained one utility model patent for our wire manufacturing process, and have two other pending invention patents related to our wire production processes. In addition, we have entered into technology cooperation agreements with research institutes to develop new techniques and processes. Our research and development (“R&D”) efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. The combination of our trade secrets and our proprietary production technology enables us to use lower-cost recycled copper feedstock and to produce wire with a smaller line diameter.

 Rigorous quality control standards.   Consistent with our continuing commitment to quality, we impose rigorous quality control standards at each stage of our production process. Since January 2007, our plant has maintained ISO9001:2000, a certification of quality management systems maintained by the International Organization of Standardization and administered by certification and accreditation bodies, which is subject to annual review. For copper magnet wire, we obtained a National Industrial Production License for copper magnet wire in January 2009 and satisfied the UL standard in October 2008. According to a test report dated April 17, 2008, China’s Machinery Industry Quality Supervision and Test Center For Electrical Material and Special Wire and Cable, a government inspection and testing agency, recycled copper rod produced by us satisfied the national standard for electrical copper wire, GB/T3952-1998. We believe these testing results demonstrate our commitment to producing high-quality products as well as provided us with a competitive advantage over certain domestic competitors in the event China implements stricter fuel-quality standards in the future.

Strong technology improvement and R&D capabilities.   Our technology improvement and R&D infrastructure includes a team of more than 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D. We absorb most of the technology related expenses in our production costs, and thus have only incurred R&D costs at very low levels in past years. However, we believe our overall technology-related spending is greater than many of our China-based competitors. We were granted one utility model patent and have two pending invention patents relating to our production process. We believe our knowledge and experience in R&D are the key reasons why we were able to become one of the earliest and leading CCA manufacturers in China and enabled us the ability to expedite the launch of our refined superfine copper wire production. In addition, our scrap copper refinery operation utilizes a proprietary cleaning solution to cleanse and refine recycled scrap copper to high purity copper rod product which meets the national industry standard for pure copper. As a result, we have been able to take advantage of this emerging market opportunity given the copper price volatility in recent years.

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

Our Strategies

We will continue to strive to be a leading supplier of copper replacement products in the PRC, while maximizing shareholder value and pursuing a growth strategy that includes:

Developing market driven new products and processes.   We consistently pursue technological improvements to our manufacturing processes and new product development through our strong in-house technology development team. Our R&D efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. Our combination of trade secrets and proprietary production technology enables us to use lower-cost feedstock and to attain higher product quality. Through innovation and further production efficiencies, we believe our emphasis on R&D will enable us to maintain our position as a leading copper replacement product supplier in the PRC.

Reliable supplier network for low cost raw materials.   We maintain a long-term supply relationship with several key suppliers. We believe many of our suppliers prefer to sell raw materials to us due to our track record for prompt payment as well as our ability to accept large quantities of raw materials. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable price and delivery terms. With the launch of the scrap copper refinery business, we have also established a scrap copper warehouse in one of the largest scrap metal markets in China. In anticipation for future scrap copper refinery capacity expansion, we have started the application for scrap importing license process. Once approved, we will be able to directly import scrap copper from scrap metal suppliers and further reduce raw material cost.

Production capacity expansion.   In order to accommodate the rapidly increasing demand for our products, we have expanded, and plan to continue to expand, our manufacturing capacity. An increase in capacity has a significant effect on our results of operations, both in allowing us to produce and sell more products and achieve higher revenues, and in lowering our manufacturing costs resulting from economies of scale. We have expanded rapidly since we launched our CCA wire production in 2006. The following table sets forth information on the historical development of our production facilities:

	Plant 1	Plant 2	Plant 3
Location	Danyang, Jiangsu	Danyang, Jiangsu	Danyang, Jiangsu
Began construction	March 1999	March 2008	November 2010
Began production	January 2006	March 2009	Construction expected to be completed by end of 3rd quarter 2011
Capacity as of December, 2010 (metric tons per year)	CCA wire-7,500	Copper refinery-50,000	Copper refinery-50,000
Copper wire-20,000
Site area (square meters)	11,000	66,000	125,000

We believe our expansion strategy will enable us to benefit from continued growth in overall copper demand in the PRC. The following sets out our plans to ramp up our annual manufacturing capacity:

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

Competition

The PRC is the world’s largest country for copper products consumption and is also the largest producer and market for cable and wire. Our sales are predominantly in the PRC, and as a result, our primary competitors are PRC domestic companies. To a lesser degree we face competition from international companies.

We believe we are the leading CCA superfine wire manufacturer in China in terms of market share, and we will soon become one of the leading scrap copper recyclers in the nation, with our aggressive growth in scrap copper refinery capacity.

We believe being located in the PRC provides us with a number of competitive advantages within our industry, such as:

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

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2010.  All of our subsidiaries are owned directly by us.

Manufacturing Process

Copper recycling

Our copper recycling pre-treatment phase utilizes our proprietary cleaning technology with respect to which we have applied for an invention patent. The process involves manually or mechanically sorting, stripping, shredding and magnetically separating the scrap copper. The scrap copper is then compacted and pre-treated with chemicals. Following the pre-treatment phase, the metal is smelted and fire refined in a furnace. The furnace refining process commences with loading the furnace with the pre-treated metal, smelting it, and then refining and reducing it. Thereafter, the molten copper is continually belt cast and further treated, and the refined copper product is ultimately molded or shaped for further processing or sale.

Wire processing

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

The following illustration is a simplified outline of our process:

Products

We were one of the first vertically integrated companies in the PRC to develop, design, manufacture, market and distribute low cost, high quality refined copper products.  Our products consist of pure copper, copper manufactured from scrap and bi-metallic copper products.

Copper Anode

An anode is an electrode through which electric current flows into a polarized electrical device.   Copper anode is the raw material for the production of copper cathode, which is the fundamental building block of most of the pure copper products.  The copper anode we produce is in a very heavy, dull looking copper pallet form.

In July of 2010, we completed the building of a scrap copper smelter dedicated to the production of copper anode.  We started manufacturing and selling copper anode in August of 2010, mainly to the larger copper entities which produce and sell copper cathode to domestic PRC copper products manufacturers.

Copper Rod and Copper Wire

In March 2009, we launched the manufacturing of copper rod from our newly acquired continuous production system for fire refining, melting and rod casting. We use scrap copper as the raw material to manufacture and sell copper rods. In addition, we produce cable and copper magnet wire from copper rods.

The following table has set out the end uses of copper rod based wire products:

Cable

•	Used for:

•	telephone drop wire and conductors;

•	electric utilities; transmission lines, grid wire, fence and structured grounds;

•	industrial drop wire, magnet wire, battery cables, automotive wiring harnesses; and

•	electronics: radio frequency shielding

Magnet wire

•	Used in electronic motors, transformers, water pumps, automobile meters, energy, industrial, commercial, and residential industries.

The superfine pure copper wire we manufacturer is stretched from the copper rod we produce from the scrap copper refinery.  We produce and distribute pure copper superfine wire in the following forms:

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

Copper Clad Aluminum (CCA) Superfine Wire

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

Raw Materials and Suppliers

We primarily use CCA wire with a line diameter of 2.05 mm, produced by our bimetallic wire suppliers, to manufacture superfine CCA wire. Our raw material procurement policy is to use only long-term suppliers who have demonstrated quality control, reliability and maintain multiple supply sources so that supply problems with any one supplier will not materially disrupt our operations. In order to avoid copper price volatility exposure, we do not maintain raw material inventory of CCA. We confirm raw material purchase orders with suppliers only when the relevant sales orders are received from our customers. On the other hand, because of the long-term relationship that we have maintained with our suppliers, our principal suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. Suppliers are generally paid with a credit term of 30 days.

For our scrap copper refinery, we primarily use No. 2 scrap copper in our production of two types of recycled copper products: cable and magnet wire. We purchase the materials through dealers and the scrap metal market. We have recently established a scrap copper raw material warehouse in one of China’s largest scrap metal markets. Scrap copper is generally purchased with cash on delivery terms. We believe that we will have access to an adequate supply of scrap copper on satisfactory commercial terms due to the numerous scrap dealers located throughout Guangdong Province in the PRC.

For each of the fiscal years ended December 31, 2008, 2009 and 2010, our five largest suppliers accounted for 100%, 74%, and 51% of our total purchases, respectively, and our single largest supplier accounted for 46.5%, 20.3% and 12.9% of our total purchases, respectively.  We have sought to diversify our supplier base and believe that we have made significant progress in doing so.  We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms. In 2010, our top five suppliers are as following:

•	Jinhailuo Recycling Metal Co., Ltd.
•	Yian Recycling Metal Co., Ltd.
•	Nanhai Huabi Metal Co., Ltd.
•	Nanhai Meiyada Metal Co., Ltd.
•	Nanhai Tianyuanhe Metal Co., Ltd.

Sales, Marketing and Distribution

Chinese domestic market sales account for a majority of our revenue. We target our sales efforts primarily in the coastal provinces of Guangdong, Fujian, Zhejiang, Jiangsu and Shanghai areas, where the majority of our customers are located. We have a sales staff of approximately 30 employees. We maintain nine sales offices in the PRC, including three in Guangdong, three in Zhejiang, one in Fujian, one in Shandong, and one in Anhui. We participate in industry expositions in which we showcase our products and services and from which we obtain new customers.

We have a small fleet of trucks that deliver merchandise to customers located within three hours of our production facilities. Alternatively, we contract with independent third-party trucking companies to deliver our products when necessary.

Customers

We sell our products in China either directly to manufacturers or through distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Our customer base in the wire category has been very diversified with over 330 customers in total.  Since we started offering copper anode in August 2010, we are seeing some customer concentration since by the nature of the product, most of our anode customers are domestic copper conglomerates.

For the year ended December 31, 2008, 2009 and 2010, our five largest customers accounted for 20.2%, 6.9% and 36.5% of our total sales, respectively, and the single largest customer accounted for 6.6%, 1.6% and 12.7% of our total sales, respectively. We generally extend unsecured credit for 30 days to large or established CCA wire customers with good credit history. In terms of the refined copper products, we typically do not extend credit terms for more than 7 days.  Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.

Research and Development

Our scrap copper recycling and superfine wire manufacturing technology were developed and refined in-house by our technology improvement and R&D team. This team comprises over 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D.

We absorb most of the development technology related expenses in our production costs, and thus have only reported R&D costs at very low levels in the past years. For each the fiscal years ended December 31, 2008, 2009 and 2010, we reported R&D costs of $60,041, $141,258 and $184,441. However, we believe our overall technology development related spending is greater than many of our China-based competitors.

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

Financial Information About Segments

For financial information regarding our segments, please refer to Note 23 to our financial statements included in this Annual Report, which is incorporated herein by reference.

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

We were granted a utility model patent (patent no.: ZL 2008 2 0034139.8) by the State Intellectual Property Office of the PRC for our “Oxygen-free copper rod pressure cut off device,” effective as of April 16, 2008. The term of this patent is 10 years from the effective date. We have no foreign patents. We currently have the following two invention patent applications pending in the PRC:

Name of IP right	Application Number	Company	Date of Application	Status of Application
1. The production process for copper clad aluminum magnet wire	200710131529.7	Lihua Electron	September 4, 2007	Patent pending
2. Production technology of copper clad magnesium aluminum wire	200810023487.X	Lihua Electron	April 16, 2008	Patent pending

•	We are currently using the trademark “Lihua” for all our products. We have applied to register the trademarks “Mei Lihua” in the PRC.

•	We are not aware of any material infringement of our intellectual property rights.

Backlog

As of March 9, 2011, we had $180 million of backlog orders which we believe to be firm, of which we believe all will be filled in fiscal 2011.
Employees

As of December 31, 2010, we had 346 full time employees.

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

Financial Information About Geographic Areas

The following chart sets forth revenues from external customers by geographic area.

	For the year ended December 31,
Geographic Area	2008	2009	2010
People’s Republic of China	98%	100%	100%
All foreign countries	2%	—	—
Any material individual foreign countries	—	—	—

Industry and Market Overview

Copper

Copper ranks third in the world consumption of metals after iron and aluminum and is broadly used in a variety of industries and applications. According to International Copper Study Group’s (ICSGs) World Copper Factbook 2010, in 2009, global mines produced over 15.7 million tons of copper, copper smelter production reached over 14.5 million tons and refinery production rose to 18.4 million tons. The global demand for copper continues to grow with world copper consumption surging approximately 300% in the last 50 years due to expanding industries such as electrical and electronic products, building construction, industrial machinery and equipment, transportation equipment, and consumer and general products.

As a malleable and ductile metal, copper is an excellent conductor of heat and electricity that is corrosion resistant and antimicrobial while maintaining exceptional strength. Copper’s chemical, physical and aesthetic properties make it an attractive choice for a wide range of applications including electronics and communications, construction, transportation, and industrial equipment.

The chief commercial use of copper is based on its electrical conductivity, which is second only to that of silver among all metals. Electrical uses account for majority of copper consumption, including power transmission and generation, building wiring, telecommunication, and electrical and electronic products. Copper is an essential component of energy efficient generators, motors, transformers and renewable energy production. Renewable energy sources such as solar, wind, geothermal, fuel cells and other technologies are all heavily reliant on copper due to its excellent conductivity. Copper is also heavily relied upon as a raw material in constructions, transportation, industrial machinery and equipment and consumer products and white goods.

The following chart shows the global consumption of copper from 2000 – 2009, by geographic region.

According to ICSG, in 2009, the PRC consumed nearly 7.9 million tons of copper, accounting for 36% of worldwide copper consumption. The PRC’s consumption continues to outpace its production of copper making it among the largest importers of the non-precious metal. In 2009 the PRC was the world’s leading importer of refined copper, copper ore and copper concentrates. The shortfall in production was satisfied through recycling of scrap copper as well as copper imports, which are more expensive due to freight costs. Lihua believes that the PRC’s continued urbanization should continue to drive strong copper consumption within the PRC, as well as China's 12th Five-Year Plan in which the Chinese government has earmarked investment of over RMB10 trillion over the next five years to stimulate commercial opportunities across seven core industries, all of which will require an accelerated need for copper. The Director of China State Information Center’s economic forecasting department projects that the PRC’s consumption of copper and aluminum will rise approximately 10% in 2011.

The following chart shows the global consumption of copper in 2009, by geographic region.

2009 World Copper Consumption

Source: ICSG, World Copper Factbook 2010

Refined Copper

The dynamics of constrained supply and growing demand in the PRC, as well as the resulting price surge, has contributed to the continued search for cost effective alternatives to pure copper. Manufacturers in the cable and wire industry have begun pursuing and adopting alternative technologies, including the use of scrap copper. According to ICSG, refined copper usage (usage by semi plants or the first users of copper) accounted for approximately 18.2 million tons in 2009.

Copper is also one of the most recycled of all metals. Recycled copper (also known as secondary copper) represents scrap copper that has been fire-refined, or that has been converted to anode at the smelter level and then electrolytically refined. The recovery process for recycling and refining scrap copper is divided into four separate operations:

•	Scrap pre-treatment: the pre-treatment process includes the cleaning and consolidation of scrap in preparation for smelting.

•	Smelting: Smelting consists of heating and treating the scrap for separation and purification of specific metals.

•	Alloying: Alloying involves the addition of other metals to copper to obtain desirable qualities characteristic of the combination of metals.

•	Casting: In the casting process, the molten metal is poured into molds for being turned into different shapes.

We use recycled scrap copper as raw material to produce our refined copper products including copper anode and copper rod.  To produce pure copper superfine wire products, we primarily use copper rod. These products provide a cost effective alternative to newly mined copper products and lower raw material costs, while meeting the requirements of pure copper products based on the employment of our proprietary recycling technology.

A price spread between refined copper and scrap copper, reflecting the profit for the recycling process, fluctuates in relation to the movement of copper prices, as well as scrap consumption. To minimize its exposure to copper commodity risk, we maintain minimal raw material inventory and charges a fixed-dollar processing fee for most of its products. In doing so, we are able to pass through nearly 100% of the underlying copper price exposure to its customers, so that our profit and margins are not impacted by fluctuating copper prices.

The PRC is a net importer of copper and has deficient copper reserves. In recent years, the PRC has significantly grown its refining capacity. To meet increased demand, the PRC has been importing raw materials including scrap copper to fill the gap.

In 2010, the PRCs scrap copper imports advanced to 4.36 million tons, a 9.2% compared with 2009. The PRC government has also established industrial policies to encourage the use of scrap copper. In 2007 the import duty on scrap copper in the PRC, historically 1.5%, was removed, China’s 11th Five-Year (2006 – 2010) Plan encouraged the greater use of scrap metals to help alleviate a shortfall in supplies and set the target consumption of secondary copper at 35% of total national copper consumption. China’s 12th Five Year Plan (2011-2015) places an emphasis on internal markets and domestic demand including industrial structures that emphasize added value, including a focus on energy, environmental and next generation telecom equipment industries, all which bode well for heightened copper demand and consumption.

Source: General Administration of Customs, October 2010

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

As a result of the changes in the market conditions in recent years, PRC-based companies perceived a potential market opportunity and installed capacity for production of CCA wire. This has in turn resulted in improvements in the production process and made increased production volumes of CCA wire available from the PRC. As a result of the increased production capacity, the PRC has become leading global supplier in CCA market.

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

Ally Profit was incorporated in the British Virgin Islands on March 12, 2008 under the Business Companies Act, 2004. In June 2008, Ally Profit became the parent holding company of a group of companies comprised of Lihua Holdings, a company organized under the laws of Hong Kong and incorporated on April 17, 2008, which is the 100% shareholder of each of Lihua Electron and Lihua Copper, each a limited liability company organized under the existing laws of the PRc. Lihua Electron and Lihua Copper were incorporated on December 30, 1999 and August 31, 2007, respectively. We changed our name from Plastron Acquisition Corp. to Lihua International, Inc. on September 22, 2008.

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of December 31, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital	Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008	$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999	$10,500,000	100%	Manufacturing and sales of bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007	$46,000,000	100%	Manufacturing and sales of refined copper

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

The Share Transfer Agreement enables Mr. Zhu to receive consideration for selling his interest in the PRC Operating Companies to Lihua Holdings by allowing him to earn back an indirect interest in the PRC Operating Companies without violating PRC laws. At the time of the PRC Subsidiary Acquisition, Mr. Zhu did not have any equity interest in Lihua Holdings. As a PRC citizen, Mr. Zhu would not have been permitted to immediately receive shares in Lihua Holdings or in Magnify Wealth in exchange for his interests in the PRC Operating Companies. Subject to registering with SAFE prior to the exercise and issuance of the Option Shares under the Share Transfer Agreement, which is an administrative task, there is no prohibition under PRC laws for Mr. Zhu to earn an interest in Magnify Wealth after the PRC Subsidiary Acquisition was consummated, in compliance with PRC laws. Pursuant to the original terms of the Share Transfer Agreement, Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth then held by Mr. Chu at the nominal price of $1.00 per share. The Option Shares would vest and become exercisable upon the PRC Operating Companies attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million respectively. If each performance target is met, 25% of the Option Shares would vest and become exercisable forty-five days after December 31, 2008, 25% of the Option Shares would vest and become exercisable forty-five days after December 31, 2009 and the remaining 50% of the Option Shares would vest and become exercisable forty five days after December 31, 2010. However, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for the achievement of the performance targets were agreed. Under the amended agreement, as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 was 10% or more higher than the 2008 Target (“Alternate Performance Target”) regardless of whether the performance targets for 2009 and 2010 are met or not, the Option Shares would vest and become exercisable. Mr. Zhu would then be able to exercise the Option Shares in the same percentages and on the same dates as per the original agreement. Since our consolidated net income for 2008 was $11,701,879, which achieved the Alternate Performance Target, Mr. Zhu will be entitled to acquire all of the Option Shares from Mr. Chu pursuant to the following exercise schedule: (i) 25% of the Option Shares are exercisable 45 days after February 14, 2009; (ii) an additional 25% of the Option Shares are exercisable on February 14, 2010; and (iii) the remaining 50% of the Option Shares are exercisable on February 14, 2011. Therefore, as of February 14, 2011, 100% of the Option Shares was exercisable.

Also on October 22, 2008, Mr. Chu and Europe EDC entered into subscription agreements to purchase shares in Magnify Wealth at a nominal price of $1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will be issued the shares of Magnify Wealth for which they subscribed in tranches on February 14, 2009, 2010 and 2011 of 25%, 25% and 50%, respectively, which are the same dates the Option Shares are exercisable. The number of subscription shares issuable to Mr. Chu and Europe EDC in the aggregate, are 632 shares and 32 shares, respectively, and was determined based on the proportion of capital contributed by each of them in the PRC Operating Companies. As of February 14, 2010, Mr. Chu was issued 316 shares of Magnify Wealth and Europe EDC was issued 16 shares of Magnify Wealth, which equals 50% of the shares of Magnify Wealth which have been issued as per the subscription agreements. The subscription agreements enable Mr. Chu, a Hong Kong citizen, and Europe EDC, a Dutch company, to receive an interest in Magnify Wealth in consideration for the sale of their respective interests in the PRC Operating Companies to Lihua Holdings. Because Mr. Chu is a Hong Kong Citizen and Europe EDC is a Dutch company, there is no prohibition or restriction under PRC laws against non-PRC residents or citizens acquiring shares in Magnify Wealth in consideration for the sale of their respective interests in the PRC Operating Companies to Lihua Holdings.

Share Exchange Agreement and Private Placement

On October 31, 2008, the purpose of the Restructuring was realized when we entered into and completed the Share Exchange Agreement with Magnify Wealth and our principal stockholders, pursuant to which we acquired 100% of the ownership of the Ally Profit Companies in exchange for the issuance of 14,025,000 shares of our common stock to Magnify Wealth.

On October 31, 2008, we also entered into and completed a securities purchase agreement (“Purchase Agreement”) with certain accredited investors (the “Investors”) for the issuance and sale by us in a private placement (“Private Placement”) of 6,818,183 shares of Series A Convertible Preferred Stock (“Preferred Stock”, or “Investor Shares”) and Series A Warrants to purchase 1,500,000 shares of common stock, for aggregate gross proceeds of approximately $15,000,000.  All outstanding shares of Preferred Stock have converted into common stock, leaving no shares of Preferred Stock outstanding.

Make Good Escrow

We entered into a make good escrow agreement with the Investors (the “Securities Escrow Agreement”), pursuant to which Magnify Wealth initially placed 6,818,183 shares of common stock (equal to 100% of the number of shares of common stock underlying the Investor Shares) (the “Escrow Shares”) into an escrow account to be held as security for the achievement of certain net income and earnings per share targets in 2008 and 2009. We targeted $12 million in net income and $0.50 earnings per share for the fiscal year 2008 (the “2008 Performance Threshold”). For the year ended December 31, 2008, the Company’s net income was $11,701,879 which achieved 95% of the 2008 performance threshold. Because we achieved at least 95% of the 2008 Performance Threshold the Escrow Shares are continuing to be held in escrow pending the results of the 2009 Performance Threshold, which is $18 million in audited net income and $0.76 earnings per share. If we achieve the 2008 Performance Threshold and the 2009 Performance Threshold, the Escrow Shares will be released back to Magnify Wealth.  If any Investor transfers Investor Shares purchased pursuant to the Purchase Agreement, the rights to the Escrow Shares shall similarly transfer to such transferee, with no further action required by the Investor, the transferee or us. With respect to the 2008 and 2009 performance thresholds, net income is defined in accordance with US GAAP and reported by us in our audited financial statements for each of 2008 and 2009, plus any amounts that may have been recorded as charges or liabilities on the 2008 and 2009 audited financial statements, respectively, as a result of (i) the Private Placement, including without limitation, as a result of the issuance and/or conversion of the Investor Shares, (ii) the release of the Escrow Shares to Magnify Wealth pursuant to the terms of the Escrow Agreement, (iii) the issuance of ordinary shares held by the sole shareholder of Magnify Wealth to Mr. Zhu upon the exercise of options granted to Mr. Zhu by shareholder of Magnify Wealth, as of the date thereof.  We have met the 2008 and 2009 performance thresholds and the Escrow Shares have been released back to Magnify Wealth.

ITEM 1A.  RISK FACTORS

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this annual report before deciding to purchase our common stock. You should pay particular attention to the fact that we conduct all of our operations in the PRC and are governed by a legal and regulatory environment that in some respects differs significantly from the environment that may prevail in other countries. Our business, financial condition or results of operations could be affected materially and adversely by any or all of these risks.

THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Risks Related to Our Business

We have a limited operating history.

Our limited operating history and the early stage of development in the CCA industry and the scrap copper recycling industry in which we operate makes it difficult to evaluate our business and future prospects. Although our revenues have grown rapidly, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in operating losses.

We will continue to encounter risks and difficulties in implementing our business model.

We believe that our business model will allow us to become a leader in the CCA and the scrap copper recycling industries in which we operate. However, we can not assure you that our business model will be effective. We are susceptible to risks, including the failure to create awareness of our products, protect our reputation and develop customer loyalty, the inability to manage our expanding operations, the failure to maintain adequate control of our expenses, and the inability to anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics. If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our quarterly operating results may fluctuate.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the prices of copper which directly affect the price of our products and may influence the demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity) and interruptions in plant operations resulting from the interruption of raw material supplies and other factors. Our operating results are also impacted during the summer months, when production at our factory declines due to the hot weather in Southern China.

Fluctuating copper prices impact our business and operating results.

Copper prices, which have increased quite rapidly over the past several years, declined during 2008 but have been on the upswing in the recent years from its low during 2008. Such prices may continue to vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively. For example, since our products are a substitute for pure copper wire, higher copper prices usually increase demand for our CCA products, while lower copper prices can decrease demand for CCA products. Numerous factors, most of which are beyond our control, influence copper price. These factors include general economic conditions, industry capacity, utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Consequently, fluctuations in copper prices can significantly affect our business and operating results.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The CCA and scrap copper recycling industries are becoming increasingly competitive. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, product availability and quality. In order to succeed in the bimetallic industry, we must be competitive in our pricing, product availability and quality. If we fail to do so, we will not be able to compete effectively and will lose market share. In such case we may be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. Further, to the extent that, whether as a result of the increased cost of copper, the relative strength of the Chinese currency, shipping costs or other factors, we are not able to price our products competitively, our ability to sell our products in both the Chinese domestic and the international markets will suffer.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop it may be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings. Such circumstances will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

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

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts in excess of one year. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements in excess of one year with most of our suppliers. Identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

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

If the scrap copper recycling or CCA industry does not grow or grows at a slower speed than we project, our sales and profitability may be materially adversely affected.

We derive most of our profits from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the copper consumption market in China. Although China’s copper consumption market has grown rapidly in the past, it may not continue to grow at the same growth rate or at all in the future. Any reduced demand for our products, any downturn or other adverse changes in China’s copper consumption market or related industries could severely impact the profitability of our business.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. Further, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

Key employees are essential to growing our business.

Mr. Jianhua Zhu, Ms. Yaying Wang and Mr. Roy Yu, along with Ms. Zhu Junying, Mr. Yin Falong and Mr. Yu Niu, are essential to our ability to continue to grow our business. Each of these key employees has established relationships within the industries in which we operate. Each of these employees has agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination. Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

 We have derived a material portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

As a result of our copper anode product offering in 2010, our customer base has become more concentrated since we currently produce and sell to a few large copper anode customers. For the year ended December 31, 2010 and each of the fiscal years ended December 31, 2007, 2008 and 2009, our five largest customers accounted for 36.5%, 14.5%, 20.2%, and 6.9% of our total sales, respectively, and the single largest customer accounted for 12.7%, 3.0%, 6.6%, and 1.6% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could have a material adverse effect on our business, operating results and financial condition.

We may need additional financing, which may not be available on satisfactory terms or at all.

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

To date, we have one approved utility model patent and two patent applications filed with the State Intellectual Property Office of the PRC. However, we cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

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

If our products, methods, processes and other technologies infringe proprietary rights of other parties, we could incur substantial costs, and may have to obtain licenses (which may not be available on commercially reasonable terms, if at all), redesign our products or processes, stop using the subject matter claimed in the asserted patents, pay damages, or defend litigation or administrative proceedings, which may be costly whether we win or lose. All of the above could result in a substantial diversion of valuable management resources.

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

Currently, Magnify Wealth beneficially owns approximately 45.5% of our outstanding common stock. Mr. Zhu, our Chairman and CEO, is the sole director of Magnify Wealth. As the sole director of Magnify Wealth, Mr. Zhu has the sole power to vote the shares of our common stock owned by Magnify Wealth, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Additionally, pursuant to the Share Transfer Agreement, Mr. Zhu has an option that vests over time, the conditions of which have been met as of the date herewith, allowing Mr. Zhu to purchase up to 3,000 shares of Magnify Wealth from Mr. Chu (the “Option Shares”). At such time as Mr. Zhu exercises and acquires, all of the Option Shares, he will own shares representing 81.9% of Magnify Wealth’s issued and outstanding shares. As of March 23, 2010, Mr. Zhu was entitled to acquire 50% of the Option Shares, which equals 1,500 shares. Once the Option Shares are exercised, Mr. Zhu will then also have a controlling equity interest in Magnify Wealth. This concentration of ownership in our shares by Magnify Wealth will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

We may incur significant increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect the implementation of these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We continue to evaluate and monitor our costs to implement these rules and regulations and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Due to lower profit margins associated with the sale of refined copper products, we expect our overall gross profit margin to decline as we continue the capacity expansion in the scrap copper refinery segment.

Our gross margin is affected by our product mix. As a result of significant costs associated with production in our scrap recycling business, copper anode and rod contribute a lower gross profit margin compared to our finished wire products. As we continue to expand the capacity of our scrap copper refineries, we expect that as the sales of the refined copper products increases over time, there will be a decline in our gross margin, unless we are able to add additional processing capacity.

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

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The industry which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. Further, it is also not clear whether Circular 78 would require SAFE approval for stock options in Magnify Wealth that are granted to Mr. Zhu. For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the Lihua International, Inc. 2009 Onmibus Securities & Incentive Plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We have adopted an equity compensation plan and have begun to make option grants to some of our directors, one of which is a PRC citizen. Circular 78 may require PRC citizens who receive option grants to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans, or the option grant from Magnify Wealth to Mr. Zhu are subject to Circular 78, failure to comply with such provisions may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

PRC SAFE Regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.

Recent regulations promulgated by SAFE regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.  The failure by our stockholders and affiliates who are PRC residents , including Mr. Zhu, who has sole voting power with respect to shares held by our majority shareholder, Magnify Wealth, to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

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

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires that we maintain adequate financial records and internal controls to prevent such prohibited payments. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises, such as Lihua Electron and Lihua Copper, may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, Lihua Electron and Lihua Copper are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC.  We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the profits of Lihua Electron and Lihua Copper.

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

We receive substantially all of our revenues in Renminbi, the Chinese currency, which is currently not a freely convertible currency.  The restrictions on currency exchanges may limit our ability to use revenues generated in RMB to make dividends or other payments in United States dollars.  The PRC government strictly regulates conversion of RMB into foreign currencies.  Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.  In the PRC, SAFE regulates the conversion of the RMB into foreign currencies.  Pursuant to applicable PRC laws and regulations, foreign invested enterprises incorporated in the PRC are required to apply for “Foreign Exchange Registration Certificates.”  Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, etc.) can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.  In addition, failure to obtain approval from SAFE for currency conversion on the capital account may adversely impact our capital expenditure plans and our ability to expand in accordance with our desired objectives.

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

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.  We may have difficulty establishing adequate management, legal and financial controls in the PRC.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002 and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business and the public announcement of such deficiencies could adversely impact our stock price.

It may be difficult to protect and enforce our  intellectual property rights under PRC law.

Intellectual property rights in China are still developing, and there are uncertainties involved in the protection and the enforcement of such rights.   We will need to pay special attention to protecting our intellectual property and trade secrets.  Failure to do so could lead to the loss of a competitive advantage that could not be compensated by a damages award.

Under PRC law, we are required to obtain permits and business licenses, and our failure to do so would adversely impact our ability to conduct business in China.

We hold various permits, business licenses, and approvals authorizing our operations and activities, which are subject to periodic review and reassessment by the Chinese authorities.  Standards of compliance necessary to pass such reviews change from time to time and differ from jurisdiction to jurisdiction, leading to a degree of uncertainty.  If renewals, or new permits, business licenses or approvals required in connection with existing or new facilities or activities, are not granted or are delayed, or if existing permits, business licenses or approvals are revoked or substantially modified, we will suffer a material adverse effect. If new standards are applied to renewals or new applications, it could prove costly to us to meet any new level of compliance.

 If our land use rights are revoked, we would have no operational capabilities.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our two operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

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

Risks Related to the Common Stock

Techniques Employed by Manipulative Short Sellers in Chinese Small Cap Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

Our short interest has grown substantially over the past eight months from approximately 777,000 shares on June 30, 2010, or approximately 5.1% of our public float on that date, to approximately 3,160,000 shares on February 28, 2011, representing approximately 20.1% of our public float on June 30, 2010.  Accordingly, the price and trading volume of our stock is vulnerable to extreme fluctuations.  We have been the target of internet blogs in the past, such as one particular series of articles published by a short seller in October and November 2009, and strewn with inaccurate facts and misleading allegations against the Company.  Although the Company responded to these allegations, the closing price of one share of the Company’s common stock fell from $8.77 on October 16, 2009, prior to the release of this series of negative articles, to a closing price of $6.26 on October 29, 2009.   There are predictions that 2011 will bring more short seller attacks against PRC-based companies.  Although we will strive to respond quickly and effectively to these types of inaccurate and misleading allegations, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.

The market price for our securities may be subject to wide fluctuations.

The securities of a number of Chinese companies and companies with substantial operations in China have experienced wide fluctuations in their stock price. Among the factors that could affect the price of our common stock are risk factors described in this section and other factors, including:

•	announcements of competitive developments, by our competitors;
•	regulatory developments of our industry affecting us, our customers or our competitors;
•	actual or anticipated fluctuations in our quarterly operating results;
•	failure of our quarterly financial and operating results to meet market expectations or failure to meet our previously announced guidance, if any;
•	changes in financial estimates by securities research analysts;
•	changes in the economic performance or market valuations of our competitors;
•	additions or departures of our executive officers and other key personnel;
•	announcements regarding intellectual property litigation (or potential litigation) involving us or any of our directors and officers;
•	fluctuations in the exchange rates between the U.S. dollar and the Renminbi; and
•	release or expiration of the underwriters’ post-offering lock-up or other transfer restrictions on our outstanding common stock.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. For example, the capital and credit markets have been experiencing volatility and disruption for more than 12 months. Starting in September 2008, the volatility and disruption have reached extreme levels, developing into a global crisis. As a result, stock prices of a broad range of companies worldwide, whether or not they are related to financial services, have declined significantly. These market fluctuations may also have a material adverse effect on the market price of our securities.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

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

Substantial future sales of our securities in the public market, or the perception that these sales could occur, could cause the price of our securities to decline.

Additional sales of our securities in the public market or the perception that these sales could occur, could cause the market price of our securities to decline. We currently have 29,945,742 shares of our common stock outstanding.  Of that amount, 13,194,583 shares of Common stock are freely transferable without restriction upon resale, and 13,725,000 shares of Common stock will be available for sale upon the expiration of varying lock-up periods some of which are subject to volume and other restrictions as applicable under Rule 144 under the Securities Act. In addition, we may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

As of March 9, 2011 we had options outstanding to purchase an aggregate of 130,000 shares of our common stock, of which 97,500 are currently exercisable and warrants to purchase 589,120 shares of common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our securities.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is currently listed on the NASDAQ Capital Market. We cannot assure you that our securities will meet the continued listing requirements be listed on NASDAQ in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

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

On November 5, 2010, Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”), our wholly owned subsidiary, entered into a Land Expropriation Contract with Hougang Township People’s Government, Danyang City, Jiangsu Province, relating to the transfer to Lihua Copper of a 50-year right to use a parcel of land located in Wuxing Village and Jide Village, Hougang Township, for consideration of $4,834,893 (RMB 32,399,100).  The size of the land being transferred is 119,988 square meters and the land will be used for the extension of Lihua Copper’s existing factory buildings. Lihua Copper paid $4,476,877 (RMB30,000,000) as a deposit for the above land use right, but the relevant formalities were not completed prior to December 31, 2010, and therefore as of year-end Lihua Copper has not yet obtained the legal title to the land use rights.

We believe that our existing facilities and equipment are well maintained and in good operating condition, and are sufficient to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “LIWA” since September 4, 2009. The closing price for our common stock on Nasdaq on March 9, 2011 was $11.51 per share.

The following table shows by each fiscal quarter and partial period, where applicable, the range of high and low bid prices reported by Nasdaq, in each fiscal quarter from September 4, 2009, the date of our initial public offering, to March 9, 2011.

2011	High	Low
First quarter (through March 9)	$11.73	$9.71

2010
Fourth Quarter	$13.05	$8.24
Third Quarter	$9.46	$7.48
Second Quarter	$9.44	$7.25
First Quarter	$11.77	$7.50

2009
Fourth Quarter	$12.69	$6.26
Third Quarter (from September 4, 2009)	$10.20	$4.60

Holders of Record

At March 9, 2011, there were 29,945,742 shares of our common stock outstanding. Our shares of common stock are held by approximately 31 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have never paid any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in the PRC.

Performance Graph

The graph below charts the cumulative total return of our common stock listed on Nasdaq, the Nasdaq Composite index and the Copper index, for the fiscal year ended December 31, 2010.  Our stock began trading on Nasdaq on September 4, 2009.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

In January 2011 the Board of Directors authorized the repurchase by the Company of up to $15 million of its common stock over the next twelve months.  We plan to purchase shares from time to time, on the open market, or through private transactions. The timing of purchases, number of shares purchased and prices at which shares are purchased will be determined by our executive officers, and will be subject to market conditions as well as other factors.  As of March 9, 2011, no securities of the Company have been repurchased pursuant to this plan.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated statement of financial data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2010		2009		2008
	US$	% of Sales	US$	% of Sales	US$	% of Sales
	(in thousands, except for percentages, per share and operating data)
Consolidated Statement of Income Data:

Sales
CCA and Copper wire	243,132	65.6%	109,398	67.7%	50,006	100.0%
Copper anode	97,614	26.3%	—	—	—	—
Refined Copper rod	29,785	8.0%	52,146	32.3%	—	—
Total Sales	370,532	100%	161,544	100.0%	50,006	100.0%

Cost of sales
CCA and Copper wire	(192,199)	-51.9%	(78,081)	-48.3%	(33,202)	-66.4%
Copper anode	(89,107)	-24.0%	—	—	—	—
Refined Copper rod	(27,124)	-7.3%	(47,230)	-29.2%	—	—
Total cost of sales	(308,430)	-83.2%	(125,311)	-77.6%	(33,202)	-66.4%

Gross profit	62,102	16.8%	36,233	22.4%	16,804	33.6%

Selling expenses	(2,058)	-0.6%	(1,722)	-1.1%	(700)	-1.4%
Administrative expenses	(5,747)	-1.6%	(3,992)	-2.5%	(1,907)	-3.8%
Income from operations	54,297	14.7%	30,519	18.9%	14,197	28.4%

Interest income	254	0.07%	174	0.1%	68	0.1%
Interest expenses	(131)	-0.04%	(335)	-0.2%	(515)	-1.0%
Exchange expenses	(112)	-0.03%	—	—	—	—
Merger cost	—	—	—	—	(259)	-0.5%
Change in fair value of warrants	(1,449)	-0.4%	(11,877)	-7.4%
Gain/(loss) on extinguishment of warrant liabilities	187	0.05%	(0.4)	0.001%	—	—
Other income (expenses)	(80)	-0.02%	501	0.3%	4	0.01%

Income before tax	52,966	14.4%	18,980	11.7%	13,495	27.0%
Income tax	(14,500)	-3.9%	(5,248)	-3.2%	(1,793)	-3.6%
Net income	38,466	10.4%	13,733	8.5%	11,702	23.4%

Earnings per share
--Basic	1.38	0.77	0.75
--Diluted	1.34	0.72	0.70

Other Consolidated Financial Data:
Gross profit margin	16.8%	22.4%	33.6%
Operating profit margin	14.7%	18.9%	28.4%
Net profit margin	10.4%	8.5%	23.4%

Consolidated Operating Data:
Shipment volume (ton)
CCA and Copper wire	28,388	15,353	5,966
Copper anode	12,330	—	—
Refined Copper rod	3,994	9,630	—
Average selling price ($ per ton)
CCA and Copper wire	8,565	7,126	8,382
Copper anode	7,917	—	—
Refined Copper rod	7,457	5,414	—

Consolidated Balance Sheet Data:
Cash and cash equivalents	90,609	34,615	26,042
Accounts receivable	32,974	10,996	5,043
Inventories	16,156	17,534	587
Property, plant and equipment	18,189	18,424	7,441
Total assets	178,285	91,167	56,813
Secured short-term bank loans	2,265	2,197	6,145
Total liabilities	25,127	23,661	9,021
Total shareholders’ equity	153,158	67,506	34,675
Total liabilities and shareholders’ equity	178,285	91,167	56,813

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of copper replacement products which include refined copper products, copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and CCA wire.  Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process.

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

We have expanded our business from the CCA superfine wire segment into the scrap copper refinery business because we believe that the scrap copper refinery business allows us to sell into the much bigger pure copper products market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to both the scrap copper cleaning as well as superfine wire drawing.   We believe that the ability to sell into the large and growing copper and copper replacement products market in China offers us substantial opportunity to increase our sales in the future.   We anticipate that we will continue to expand production capacity in both refined copper products and CCA wire, but that the majority of our investment and resulting planned growth in sales volume will occur in the refined copper products business, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and copper conglomerates as well as manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our market for copper anode is very large and diverse as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  For our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper.  During 2010, we sold copper anode to a few copper conglomerates which use our product to produce copper cathode.  We sold copper rod to approximately 50 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $50.0 million, $161.5 million and $370.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively. We achieved net income of $11.7 million, $13.7 million and $38.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively.  In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.  In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million, which resulted from the change in the fair value of the warrants, excluding the impact of these non-cash charges, net income for 2010 was $39.7 million, up 55.1% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the number and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have two smelting facilities allocated to copper rod and copper anode production. Each smelting facility is capable of producing 25,000 tons per year.  In 2010, we sold 12,330 tons of copper anode and 3,794 tons of copper rod.  As of December 31, 2010, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We have added six high-capacity copper wire drawing production lines in first half 2010, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 tons of copper wire, close to the 25,000 tons annual output of the smelter for copper rod production.  In the third quarter of this year, we have added a new smelter with 25,000 tons of annual capacity and started copper anode production.  On the planned new plant construction site, we are planning to add two new smelters with 25,000 tons of annual capacities each, which are anticipated to be completed in the second half of year 2011.  Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	economic conditions in China;

•	the market price for copper;

•	production capacity;

•	supply and costs of principal raw materials; and

•	product mix and implications on gross margins.

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 9.65% in gross domestic product from 1999 through 2009, according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products have increased substantially as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations.

Copper prices

Generally the price of our products is set at a certain discount to local retail copper prices, and we believe our products replace or supplement copper. For these reasons, our products are affected by the market price, demand and supply of copper.

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower; as copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis.  Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in the PRC, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, was $8,682,441 as of December 31, 2010 and the Company recognized a $1,448,819 loss, which is a non-cash charge from the change in fair value of these warrants for the year ended December 31, 2010.

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

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing their earnings to the Company for the years ended December 31, 2009 and 2010 to the Company, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through December 31, 2010. Total undistributed earnings of these PRC subsidiaries at December 31, 2010 was RMB 618,097,121($93,330,080).

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

	2006	2007	2008	2009	2010	2011
Lihua Electron	—	12%	12.50%	12.50%	25%	25%
Lihua Copper	—	25%	25%	25%	25%	25%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Sales

Our business for the year ended December 31, 2010 continued to demonstrate robust growth.  Net sales increased by 129.4% from $161.5 million in 2009 to $370.5 million in 2010. This growth was primarily driven by: i) strong market demand in our CCA and copper wire products; ii) the launch of the new smelting capacity in the third quarter of 2010, which increased capacity and allowed us to keep up with increased product demand; and iii) he increase of copper prices during 2010 relative to 2009.  Please see the table below for more details regarding the product sales breakdown by specific category.

	Year ended December 31,
	2010			2009
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$243,132,742	28,388	$8,565	$109,397,857	15,353	7,126
Copper anode	97,613,692	12,330	7,917	—	—	—
Copper rod	29,785,251	3,994	7,457	52,145,577	9,630	5,414
Total	$370,531,685	44,712	$8,287	$161,543,434	24,983	$6,466

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the year ended December 31, 2010 and 2009:

	Year ended December 31,				Change in year ended December 31, 2010 compared to year ended December 31, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$370,532	100.0%	$161,544	100.0%	129.4%
Total Cost of Sales	(308,430)	(83.2)%	(125,311)	(77.6)%	146.1%
Gross Profit	$62,102	16.8%	$36,233	22.4%	71.4%

Total cost of sales for the year ended December 31, 2010 was $308.4 million, reflecting an increase of 146.1% from the same period last year. As a percentage of total sales, our cost of sales increased to 83.2% of total sales for the year ended December 31, 2010, compared to 77.6% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 16.8% in the year ended December 31, 2010 from 22.4% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our wire products; and ii) the sharp increase in copper price. In 2010, the average copper price was RMB59,067 per ton compared to RMB42,341 per ton from the same period last year, reflecting an increase of 39.5%.

Gross profit for the year ended December 31, 2010 was $62.1 million, up 71.4% from gross profit of $36.2 million for the same period in 2009.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the year ended December 31, 2010 and 2009:

	Year ended December 31,				Change in year ended December 31, 2010 compared to year ended December 31, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$62,102	16.8%	$36,233	22.4%	71.4%
Operating Expenses:
Selling expenses	(2,058)	(0.6)%	(1,722)	(1.1)%	19.5%
General & administrative expenses	(5,747)	(1.5)%	(3,992)	(2.5)%	44.0%
Total operating expense	(7,806)	(2.1)%	(5,714)	(3.6)%	36.6%
Income from operations	$54,297	14.7%	$30,519	18.9%	77.9%

Total selling, general and administrative expenses were $7,806,000 for the year ended December 31, 2010, compared to $5,714,000 for the same period last year, and increase of 36.6%.

Selling expenses were $2,058,000 for the year ended December 31, 2010, an increase of 19.5% compared to the same period last year. The increase was attributable to:

☐	Increased costs related to product distribution and insurance as a result of expanded business volume; and

☐	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were $5,747,000 for the year ended December 31, 2010, an increase of 44.0% compared to the same period last year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $131,106 for the year ended December 31, 2010, compared to $335,335 for the same period last year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income Tax

For the year ended December 31, 2010, income tax expense was $14,499,576, reflecting an effective tax rate of 27.4%.  The effective tax rate for the same period in 2009 was 27.6%.

In 2009, Lihua Electron was subject to an EIT rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate is 25%.

Net Income

Net income for the year ended December 31, 2010 was $38.5 million, or 10.4% of net revenue, compared to $13.7 million, or 8.5% of net revenue, in the same period in 2009. The net income for the year ended December 31, 2010 was impacted by a $1.4 million non-cash charge as a result of the change of the fair value of the warrants. Excluding the impact of this non-cash charge, net income for the year ended December 31, 2010 was $39.7 million, up 55.1% from the same period last year.

Foreign Currency Translation Gains

During the year ended December 31, 2010, the RMB rose slightly against the US dollar, and we recognized a foreign currency translation gain of $4,626,336.

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

	Year ended December 31,
	2009			2008
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$109,397,857	15,353	$7,126	50,006,057	5,966	$8,382
Copper rod	$52,145,577	9,630	5,414	—	—
Total	$161,543,434	24,983	$6,466	50,006,057	5,966	$8,382

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

Income tax

For the year ended December 31, 2009, income tax expense was $5,247,647, reflecting an effective tax rate of 27.6%.  The effective tax rate for the same period in 2008 was 13.3%.

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

As of December 31, 2010, we had approximately $90.6 million in cash, up $56.0 million from $34.6 million at December 31, 2009.The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2010	2009
	(US$)
Net cash provided by operating activities	$29,704,698	$8,427,074
Net cash used in investing activities	(12,044,070)	(5,094,444)
Net cash provided by financing activities	35,870,817	5,210,460
Effect of exchange rate on cash and cash equivalents	2,463,057	29,899
Cash and cash equivalents at beginning of period	34,614,838	26,041,849
Cash and cash equivalents at end of period	$90,609,340	$34,614,838

Operating activities

For the year ended December 31, 2010, cash provided by operating activities totaled $29.7 million compared to $8.4 million in the same period of 2009. This was primarily attributable to: i) a $38.5 million in net earnings; ii) a $21.2 million accounts receivable increase driven by revenue growth; iii) a $1.9 million inventory decrease, resulting from more efficient use of raw materials and finished goods; iv) a $3.3 million increase in income tax payable as a result of the change of income tax rate and increase in earnings; and v) a $2.4 million accruals and other payables increase due to the increase of other tax payables.

Investing activities

For the year ended December 31, 2010 we had a net cash outflow of $12.0 million from investing activities for the purchase of property, plant and equipment and deposits paid for new land use rights, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all being part of our planned expansion.

Financing activities

For the year ended December 31, 2010, we had a net cash inflow of $35.9 million from financing activities which was primarily driven by $32.1 million proceeds from the fund raising through issuing new shares in the second quarter of 2010 and $3.2 million proceeds from the exercise of warrants of the PIPE investors.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2007, 2008, 2009 and 2010, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2011, as we accelerate our expansion, we expect continued capital expenditure for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our existing facility. We currently have two smelting facilities which can produce a total of 50,000 tons of refined copper products per year.  We plan to add additional smelting facilities in 2011 and increase our refined copper capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 20,000 tons of copper wire.  We currently do not have any plans to add any new drawing capacities for 2011. For the 2011 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

In 2010, we produced 28,388 tons of CCA and copper wire, 12,330 tons of copper anode and 3,794 tons of copper rod.  In 2009, we produced 15,353 tons of CCA and copper wire and 9,630 tons of copper rod. As CCA is an emerging product in the PRC, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper anode, copper rod and copper wire, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod and anode) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper anode, rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	As of December 31,
	2010	2009
	Accounts Receivable	Accounts Receivable
CCA wire and copper wire	$19,855,809	$8,714,670
Copper anode	13,117,895	—
Copper rod	—	2,281,760
Total	$32,973,704	$10,996,430

Off-balance sheet arrangements

As of December 31, 2010, we have no off balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Substantially all of our revenues and expenditures are denominated in Renminbi. As a result, fluctuations in the exchange rate between the U.S. dollars and Renminbi will affect our financial results in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. The Renminbi’s exchange rate with the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The exchange rate for conversion of Renminbi into foreign currencies is heavily influenced by intervention in the foreign exchange market by the People’s Bank of China. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately 8.3 Renminbi per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. However, the Renminbi is restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollar, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the Renminbi exchange rate. Nevertheless, under China’s current exchange rate regime, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2010 and 2009, we have cash denominated in Renminbi amounting to RMB595.2 million ($89.9 million) and RMB234.2 million ($34.3 million). Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB31.3 million ($4.6 million) for the year ended December 31, 2010.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce its exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB15 million ($2.3 million) as of December 31, 2010. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB150,000 ($22,649). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 5.9%, -0.7% and  3.3% in 2008, 2009, and 2010 respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

On July 16, 2010, the Company engaged Crowe Horwath (HK) CPA Limited (“Crowe”) as its principal accountant and dismissed AGCA, Inc. (“AGCA”) from that role.  The change in accountants was approved by the Company’s Audit Committee. The change in accountants was reported in a Current Report on Form 8-K/A on July 22, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer, who is our principal executive officer, and the chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Using the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), our management assessed the effectiveness of the Company's internal control over financial reporting, as of December 31, 2010, and determined it to be effective.

Changes in Internal Controls

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 9, 2011.

Name	Age	Position

Jianhua Zhu	49	Chief Executive Officer, President and Director

Yang “Roy” Yu	28	Chief Financial Officer and Treasurer

Yaying Wang	48	Chief Operating Officer, Secretary and Director

Robert C. Bruce*	48	Independent Director

Jonathan P. Serbin*	41	Independent Director

Kelvin Lau*	48	Independent Director

* Indicates member of Audit, Nominating and Corporate Governance Committee and Compensation Committee.

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws. Our officers serve at the discretion of our Board of Directors.

Set forth below is information regarding certain significant employees.

Name	Age	Position

Yin Falong	46	Chief Engineer

Yu Niu	37	Chief Engineer

Junying Zhu	32	VP of Sales and Marketing

Set forth below are the respective principal occupations or brief employment histories of each of our directors and the periods during which each has served as a director of the Company, as well as for our named executive officers and certain significant employees.

Jianhua Zhu, President and Chief Executive Officer of the Company and the Chairman of the Board of Directors. Mr Zhu has served as a director of the Company since October 31, 2008. Mr. Zhu has over 20 years of experience in the PRC’s copper industry. From Lihua Electron’s inception in October 1999 and from Lihua Copper’s inception in September 2007 until June 6, 2008, Mr. Zhu served as the sole member of the board of directors. Mr. Zhu currently serves as the Executive Director of Lihua Electron and Lihua Copper. In addition to overall management of the Company, Mr. Zhu is responsible for corporate and product development and governmental regulations. As our founder and CEO, we believe that Mr. Zhu’s extensive experience in the copper industry provides him with significant insights into our business which make him qualified to be the Chairman of our Board of Directors.

Yang “Roy” Yu, Chief Financial Officer and Treasurer. Mr. Yu served as a member of the Board of Directors from June 24, 2008 until his resignation on December 8, 2008. He has served as our Chief Financial Officer since October 31, 2008. Between June 2006 and April 2008, Mr. Yu was the Executive Vice President at Fushi Copperweld, Inc. (NASDAQ: FSIN), where his responsibilities included corporate governance and finance. From May 2005 until June 2006, Mr. Yu was the Chief Financial Officer of Songzai International Holding Group, Inc. (OTCBB: SGZH). From October 2004 until May 2005, Mr. Yu was the Vice President at Yinhai Technology and Development Co. Mr. Yu attended London Southbank University from 2001 to 2004, where he holds a degree in accounting and finance.

Yaying Wang, Chief Operating Officer and a member of the Board of Directors. Mr. Wang has served as a director of the Company, Secretary and COO since October 31, 2008. Mr. Wang has over 20 years of experience in the PRC’s copper industry. Ms. Wang has strong technical knowledge of copper and extensive industry relationships. In addition to her responsibilities as COO, Ms. Wang is responsible for the Sales and Production Departments. We believe that Ms. Wang’s extensive experience in the copper industry provides her with significant insights into our business which are needed by our Board of Directors.

Robert C. Bruce, Independent Director. Mr. Bruce has served as a director of the Company since April 14, 2009. Mr. Bruce is President of Oakmont Advisory Group, LLC, a financial management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004, Mr. Bruce served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce previously served as a member of the board of directors of ImmuCell Corporation (NASDAQ: ICCC) and China North East Petroleum Holdings Ltd. (NYSE Amex: NEP). Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree from Princeton University. We believe that Mr. Bruce’s experience as a former director of two other public companies and has extensive finance experience provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Jonathan P. Serbin, Independent Director. Mr. Serbin has served as a director of the Company since April 14, 2009. Mr. Serbin is currently the head of Media and Telecom Investment Banking Asia division for Oppenheimer & Co. Previously, he was the Chief Executive Officer of D Mobile, Inc., a seller of mobile content in the PRC. Prior to D Mobile, Inc., Mr. Serbin was Chief Financial Officer at EBT Mobile from July 2004 through December 2007. He was also previously the Chief Financial Officer of Hana Biosciences, a biotech development company from January 2004 through July 2004. Mr. Serbin holds a B.A. from Washington University, St. Louis, a J.D. from Boston University and an MBA from Columbia University. We believe that Mr. Serbin’s significant experience in senior management, extensive finance experience and familiarity with working in the PRC provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Siu Ki “Kelvin” Lau, Independent Director. Mr. Lau has served as an independent member of our Board of Directors since October 20, 2009. Mr. Lau has more than 20 years of experience in investment banking and the finance industry. Mr. Lau is currently Managing Director of Capital Markets & Corporate Finance at Mizuho Securities Asia Limited, a Japanese investment bank and securities company, where he leads the structuring and execution of equity and equity-linked capital market transactions and financial advisory activities for Greater China. From May 1997 through mid-November 2008, he worked in the Hong Kong investment banking units of Singapore based DBS Banking group, where he was Managing Director since April 2002 and supervised the origination, structuring and execution of equity capital markets and corporate finance transactions in North Asia. He was Director at the investment banking unit of Credit Agricole Indoseuz during March 1993 and May 1997. Mr. Lau is a fellow member of the Chartered Association of Certified Accountants of the United Kingdom and a member of the Hong Kong Institute of Certified Public Accountants. He holds a Bachelor of Science Degree in Economics from University of London. We believe that Mr. Lau’s significant experience in investment banking and finance and familiarity with working in the PRC provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Significant Employees

Junying Zhu, VP of Sales and Marketing. Ms. Zhu has served as the VP of sales of Lihua Electron since its inception in 1999. Ms. Zhu has more than 10 years working experience in Copper Clad Aluminum magnet wire industry. She had held various executive management positions since Lihua Electron was established, including VP of operations, from 2001 to 2005. During her career, Ms. Zhu has focused on the business development, strategic market planning, key account management, contract negotiation and loss prevention. Ms. Zhu graduated from Changzhou Accounting College with a degree in marketing.

Falong Yin, Chief Engineer. Mr. Yin has served as the Production Manager of Lihua Copper since its inception in 2008. Mr. Yin has more than 15 years working experience in copper casting and rolling production line management and has focused on the fire refinery high conductivity copper industry since the market started in the PRC in 2002. He had held executive management positions with a number of copper enterprises prior to joining our company from 2003 to 2007, including Executive Vice President of R&D and production of Hongli Copper Co., Ltd. from 2006 to 2007. During his career, Mr. Yin has focused on the development, design, and processes of pure copper and fire refinery high conductivity copper production. He has designed a proprietary technique for the modified processes of fire refinery high conductivity copper production used by Lihua Copper and has extensive experience in production management. Mr. Yin graduated from Shanghai Smelting Technology College.

 Niu Yu, Chief Engineer. Mr. Yu has served as Production Manager of Lihua Electron since 2008. Mr. Yu has more than 15 years working experience in the enameling wire industry. He has held executive management positions with a number of copper enterprises prior to joining our company, including Production Manager of Precision Wire Co., Wuxi. from 2007 to 2008. During his career, Mr. Yu has focused on the development, design, and processes of enameling wire production. Mr. Yu graduated from Nantong Industrial University with a degree in engineering.

Family Relationships

Mr. Jianhua Zhu, our Chief Executive Officer, President and Chairman, and Ms. Yaying Wang, our Chief Operating Officer and a director, are married. There are no other family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Corporate Governance

Board Leadership Structure

The Board of Directors believes that Mr. Zhu’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of the Company and its stockholders. Mr. Zhu possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company and its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees, customers and suppliers.

The board has not designated a lead director. Given the limited number of directors comprising the board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors.

Risk Oversight

The Board of Directors is responsible for the oversight of risk management related to the company and its business and accomplishes this oversight through regular reporting by the Audit Committee. The Audit Committee assists the Board of Directors by periodically reviewing the accounting, reporting and financial practices of the company, including the integrity of our financial statements, the surveillance of administrative and financial controls and the Company’s compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance and internal audit functions, the Audit Committee reviews and discusses all significant areas of our business, including credit policies, inventory management practices, internal controls, accounting policies and procedures and summarizes for the Board of Directors areas of risk and the appropriate mitigating factors.

Board Practices

Our business and affairs are managed under the direction of our board of directors. The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management.

Board Committees and Independence

The Board of Directors has an Audit Committee, Nominating and Corporate Governance Committee and a Compensation Committee, each of which was formed on April 14, 2009. Our board of directors has determined that Robert C. Bruce, Jonathan P. Serbin, and Kelvin Lau, the members of these committees, are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our board of directors.

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members consist of Robert C. Bruce, Jonathan P. Serbin and Kelvin Lau. Each of these members would be considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors. During the fiscal year ended December 31, 2010, the Audit Committee met four times.

The audit committee oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;
•	review the proposed scope and results of the audit;
•	review and pre-approve the independent auditors’ audit and non-audited services rendered;
•	approve the audit fees to be paid;
•	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;
•	review and approve transactions between us and our directors, officers and affiliates;
•	recognize and prevent prohibited non-audit services; and
•	meeting separately and periodically with management and our internal auditor and independent auditors.

The Audit Committee operates under a written charter, which is available at our website at http://www.lihuaintl.com. Robert C. Bruce serves as the Chairman of our Audit Committee.

Our board of directors has determined that we have at least one audit committee financial expert, as defined by the rules and regulations of the SEC and NASDAQ, serving on our audit committee, and that Robert C. Bruce is the “audit committee financial expert”. We have also determined that Robert C. Bruce is “independent” under the current independence standards of Rule 5606(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meets the independence criteria set forth in Rule 10A(m)(3) of the U.S. Securities Exchange Act of 1934, as amended.

Audit Committee Report

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2010 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, be filed with the Securities and Exchange Commission.

The members of the Audit Committee are:
Jonathan P. Serbin
Robert. C. Bruce
Kelvin Lau

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

Each of Messrs. Bruce, Serbin and Lau are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operate under a written charter, which is available on our website at http://www.lihuaintl.com. Mr. Lau is the Chairman of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Kelvin Lau, Chairman, Nominating and Corporate Governance Committee, Lihua International, Inc., Flat E 9/F Tower 1, The Waterfront, 1 Austin Road West, Tsim Sha Tsui, Kowloon, Hong Kong. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

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

Each of Messrs. Bruce, Serbin and Lau are the members of the Compensation Committee. The Compensation Committee operates under a written charter, which is available on our website at http://www.lihuaintl.com. Mr. Serbin is Chairman of Compensation Committee. Our executive officers have no formal role in suggesting their salaries.

Compensation Committee Report

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2010.

The members of the Compensation Committee are:
            Jonathan P. Serbin, Chairman
Robert C. Bruce
Kelvin Lau

Compensation Committee Interlocks and Insider Participation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2010, other than two Form 4s by Jianhua Zhu which were not filed and one Form 4 by each of Roy Yu Kelvin Lau which were not timely filed.

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

Meetings of the Board and Committees

During the fiscal year ended December 31, 2010, the Board of Directors met four times and took action by written consent on 4 occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Communications with the Board of Directors

Stockholders can mail communications to the Board of Directors, c/o Yaying Wang, Secretary, Lihua International, Inc., Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC 212312, who will forward the correspondence to each addressee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities.

We believe that other peer companies in the PRC which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We have looked at Fushi International (Dalian) Bimetallic Cable Co., Ltd., one of our suppliers, which is listed on the Nasdaq Stock Market. The salaries of Fushi’s CEO and CFO are $240,000 and $180,000 per year, respectively. Fushi has substantially higher revenues than we do and therefore, taking this into consideration, we believe that the compensation of our executive officers is appropriate.

It is not uncommon for companies with operations primarily in the PRC to have base salaries and bonuses as the sole and only form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to similar positions within comparable peer companies and with consideration of the executive’s relative experience in his or her position. Based on an evaluation of available information with respect to the base salaries of executives of our competitors, the base salary and bonus paid to our named executive officers is in line with our competitors. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

On April 14, 2009, the Company adopted the Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (the “2009 Plan”). The 2009 Plan includes: Distribution Equivalent Rights, Options, Performance Share Awards, Performance Unit Awards, Restricted Stock Awards, Restricted Stock Unit Awards, Stock Appreciation Rights, Tandem Stock Appreciation Rights, Unrestricted Stock Awards or any combination of the foregoing. We will consider other elements of compensation, including without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation. We believe our current compensation package is comparative to our peers in the industry and aimed to retain and attract talented individuals.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us for each of the Company’s last three completed fiscal years to our Chief Executive Officer and each of our two other officers whose compensation exceeded $100,000.

Name and Principal Position(1)	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mr. Jianhua Zhu,	2010	180,000	-0-	-0-		-0-	-0-	-0-	-0-	180,000
CEO and President(2)	2009	180,000	-0-	-0-		-0-	-0-	-0-	-0-	180,000
	2008	30,000	-0-	-0-		-0-	-0-	-0-	-0-	30,000	(3)

Mr. Yang “Roy” Yu,	2010	150,000	-0-	-0-		-0-	-0-	-0-	-0-	150,000
Chief Financial Officer(2)	2009	150,000	-0-	-0-		-0-	-0-	-0-	-0-	150,000
	2008	25,000	-0-	1,017,000	(3)	-0-	-0-	-0-	-0-	1,042,000	(2)(3)

Name and Principal Position(1)	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ms. Yaying Wang,	2010	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
Chief Operating Officer(2)	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
	2008	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000	(3)

(1)           The salary presented was converted into US dollars from RMB at a conversion rate of 6.7695 for the year ended December 31, 2010. Our named executive officers reside in the PRC and therefore may receive their annual compensation in RMB.

(2)           Messrs. Zhu and Yu and Ms. Wang were not appointed executive officers of the Company until October 31, 2008. Therefore, their salaries are pro-rated in U.S. dollars from October 31, 2008 through December 31, 2009.

(3)           Reflects the aggregate grant date fair value of stock awards determined in accordance with ASC Topic 718. For an explanation of the assumptions underlying the valuation, see Note 15 of our Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Employment Contracts and Termination of Employment, and Change-In-Control

The following employment agreements were entered into by the Company’s PRC subsidiaries and the following executive officers:

Jianhua Zhu

The Company’s PRC subsidiaries entered into an employment agreement with Jianhua Zhu on June 24, 2008 to serve as Chief Executive Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Zhu will receive annual compensation equal to $180,000. In addition, Mr. Zhu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Mr. Zhu will be entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if he is no longer employed by the Company, Mr. Zhu has agreed that neither he, nor any of his affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to his termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Mr. Zhu has also agreed to a non-compete clause whereby he shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, he may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Mr. Zhu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Yang “Roy” Yu

The Company’s PRC Subsidiaries entered into an employment agreement with Yang Yu on June 24, 2008 to serve as Chief Financial Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Yu will receive annual compensation equal to USD$150,000. In addition, Yang Yu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yang Yu will be entitled to a severance payment of one years salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if he is no longer employed by the Company, Mr. Yu has agreed that neither he, nor any of his affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to his termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Mr. Yu has also agreed to a non-compete clause whereby he shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, he may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Mr. Yu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Yaying Wang

The Company’s PRC subsidiaries entered into an employment agreement with Yaying Wang on June 24, 2008 to serve as Chief Operating Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Ms. Wang will receive annual compensation equal to USD$150,000. In addition, Ms. Wang is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yaying Wang will be entitled to a severance payment of one years salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if she is no longer employed by the Company, Ms. Wang has agreed that neither she, nor any of her affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to her termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Ms. Wang has also agreed to a non-compete clause whereby she shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, she may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Ms. Wang entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2010, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through December 31, 2011:

Cash Payments
Mr. Jianhua Zhu	$180,000	(1)
Mr. Yang “Roy” Yu	150,000	(1)
Ms. Yaying Wang	150,000	(1)

(1) Subject compliance with non-solicitation, non-compete, non-disclosure and non-use provisions of the executive’s employment agreement.

Grants of Plan-Based Awards

No plan-based awards were made to our named executive officers under any plan in 2010

Equity Compensation Plan Information

The following table summarizes our plan-based awards as of December 31, 2010.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders:
Options to purchase common stock	115,000	$6.74	2,370,771
Series B Warrants to purchase common stock	494,000	$3.50	-0-
Warrants to purchase common stock	102,120	$4.80	-0-
Total	711,120	$4.21	2,370,771

Exercise of Series A Warrants

In January 2011 the Company exercised its contractual right to call the Series A Warrants then outstanding for redemption.  By February 1, 2011, all such Series A Warrants had been exercised by their holders.

Equity Compensation Plans not approved by Security Holders

The Company’s Board of Directors adopted the 2009 Plan on April 14, 2009. The 2009 Plan is described in detail under “The Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan,” below.

The Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan

Administration. The 2009 Plan is administered by the compensation committee of the board of directors, which consists of three members of the board of directors, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act, an “outside director” within the meaning of Code Section 162(m) and “independent” for purposes of any applicable listing requirements. Among other things, the compensation committee has discretion, subject to the express limits of the 2009 Plan, to determine which directors, employees and independent contractors are to be granted an award under the 2009 Plan, the type of award to be granted, the terms and conditions of each award, the number of shares of common stock subject to each award, the exercise price of each award which is a stock option and base price of each award which is a stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock, and to determine any required tax withholdings. The compensation committee may amend or modify any outstanding award, provided that the U.S. Participant’s consent to such action is required if the action would materially and adversely impair the rights or entitlements of the U.S. Participant. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2009 Plan.

Grant of Awards; Shares Available for Awards. The 2009 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards in an amount not to exceed 10% of the aggregate number of shares of common stock issued and outstanding. If any award expires, is cancelled, or terminates unexercised or is forfeited, the shares subject thereto ares again available for grant under the 2009 Plan. The number of shares of common stock for which awards may be granted under the 2009 Plan to a participant  cannot exceed 100,000 shares in any calendar year.

Currently, there are 5 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2009 Plan.  Future new hires and consultants would be eligible to participate in the 2009 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

Stock Options. Stock options granted under the 2009 Plan are “nonqualified stock options” (“NQSOs”). NQSOs may be granted on such terms and conditions as the Committee may determine; provided, however, that the per share exercise price of an NQSO may not be less than the fair market value of a share of the underlying common stock on the date of grant of the NQSO and the term of an NQSO may not exceed 10 years.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or common stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, NQSOs granted under the 2009 Plan. A SAR granted in tandem with an NQSO (i) is exercisable only at such times, and to the extent, that the related NQSO is exercisable in accordance with the procedure for exercise of the related NQSO; (ii) terminates upon termination or exercise of the related option (likewise, the option granted in tandem with a SAR terminates upon exercise of the SAR); and (iii) is transferable only upon surrender of the participant’s right to exercise the equivalent portion of the related NQSO. A SAR that is not granted in tandem with an NQSO is exercisable at such times as the compensation committee may specify.

Performance Shares or Performance Unit Awards. Performance share or performance unit awards awareded under the 2009 Plan entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

Restricted Stock Awards or Restricted Stock Unit Award. A restricted stock award under the 2009 Plan is a grant or sale of common stock to the participant, subject to the Company’s right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if purchased at no cost) in the event that conditions specified by the compensation committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to the Company. A restricted stock unit entitles the participant to receive a cash payment equal to the fair market value of a share of common stock, or award under the 2009 Plan one share of common stock for each restricted stock unit subject to such restricted stock unit award, if the participant satisfies the applicable vesting requirement.

Unrestricted Stock Awards. An unrestricted stock award under the 2009 Plan is a grant or sale of common stock to the participant that is not subject to transfer, forfeiture or other restrictions.

Distribution Equivalent Right Awards. A distribution equivalent right award under the 2009 Plan entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of the common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded under the 2009 Plan as a component of another award, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award.

Change-of-Control Provisions. In connection with the grant of an award under the 2009 Plan, the compensation committee may provide that, in the event of a “change in control” (as defined in the 2009 Plan), any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.

Amendment and Termination. The Board of Directors may amend, suspend or terminate the 2009 Plan, but no amendment will be made that adversely affects any rights of a participant with respect to a previously granted award without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2009 Plan so that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Section 162(m) of the Code.

Certain Federal Income Tax Consequences of the 2009 Plan.

The following is a general summary of the federal income tax consequences under current tax law to the Company and to participants in the 2009 Plan who are individual citizens or residents of the United States for federal income tax purposes (“U.S. Participants”) of stock options which are NQSOs, restricted stock, SARs, dividend equivalent rights, restricted stock units, performance shares, performance units and unrestricted stock awards. It does not purport to cover all of the special rules that may apply, including special rules relating to limitations on the ability of the Company to deduct certain compensation, special rules relating to deferred compensation, golden parachutes, participants subject to Section 16(b) of the Exchange Act or the exercise of a stock option with previously – acquired shares of common stock.  This summary assumes that U.S. Participants will hold their shares of common stock as capital assets within the meaning of Section 1221 of the Code.  In addition, this summary does not address the foreign, state or local income or other tax consequences, or any U.S. federal non-income tax consequences, inherent in the acquisition, ownership, vesting, exercise, termination or disposition of an award under the 2009 Plan, or shares of common stock issued pursuant thereto.  Participants are urged to consult with their own tax advisors concerning the tax consequences to them of an award under the 2009 Plan or shares of common stock issued thereto pursuant to the 2009 Plan.

A U.S. Participant generally does not recognize taxable income upon the grant of an NQSO. Upon the exercise of an NQSO, the U.S. Participant generally recognizes ordinary income in an amount equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price thereof, and the Company will generally be entitled to a deduction for such amount at that time. If the U.S. Participant later sells shares acquired pursuant to the exercise of an NQSO, the U.S. Participant recognizes a long-term or short-term capital gain or loss, depending on the period for which the shares were held thereby. A long-term capital gain is generally subject to more favorable tax treatment than ordinary income or a short-term capital gain.  The deductibility of capital losses is subject ot certain limitations.

A U.S. Participant generally does not recognize income upon the grant of a SAR. The U.S. Participant recognizes ordinary compensation income upon exercise of the SAR equal to the increase in the value of the underlying shares, and the Company will generally be entitled to a deduction for such amount.

A U.S. Participant generally does not recognize income on the receipt of a performance shares award, performance units award, restricted stock units award, unrestricted stock award or dividend equivalent rights award until a cash payment or a distribution of shares is received thereby. At such time, the U.S. Participant recognizes ordinary compensation income equal to the excess, if any, of the fair market value of the shares received over any amount paid for the shares thereby, and the Company is generally entitled to deduct such amount at such time.

A U.S. Participant who receives a restricted stock award generally recognizes ordinary compensation income equal to the excess, if any, of fair market value of such shares of stock at the time the restriction lapses over any amount paid thereby for the shares. Alternatively, the U.S. Participant may elect to be taxed on the fair market value of such shares at the time of this grant. The Company is generally entitled to a deduction at the same time and in the same amount as the income is required to be included by the U.S. Participant.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2010.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable	—	—	—	—	—	—	—
Jianhua Zhu	—	—	—	—	—	—	—	—	—
Yang “Roy” Yu	—	—	—	—	—	—	—	—	—
Yaying Wang	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2010 and shares of restricted stock that vested in 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($))
Jianhua Zhu	—	—	—	—
Yang “Roy” Yu	—	—	—	—
Yaying Wang	—	—	—	—

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director Compensation

The following table summarizes compensation that our non-employee directors earned during 2010 for services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Bruce(2)	32,500	—	176,200	—	—	—	208,700
Jonathan P. Serbin(2)	30,000	—	176,200	—	—	—	206,200
Kelvin Lau(3)	30,000	—	—	—	—	—	30,000

(1)	Reflects the aggregate grant date fair value to option awards granted to the directors, determined in accordance with ASC Topic 718.

(2)
Pursuant to one-year agreements commencing April 14, 2009 between the Company and each of Robert Bruce and Jonathan Serbin, each of Messrs. Bruce and Serbin received an option to purchase up to 20,000 shares of common stock of the Company and an annual cash fee of $25,000 paid quarterly. Additionally, Mr. Serbin received quarterly, cash payments of $5,000 per year for serving on the Audit Committee, while Mr. Bruce, Chair of the Audit Committee received $7,500 per year.  The Company will also (i) pay each of Messrs. Bruce and Serbin $1,000 for each board meeting attended by telephone, (ii) pay each of Messrs. Bruce and Serbin, if such director resides in China, (a) $1,500 for each board meeting attended in person in China and (b) $5,000 for each board meeting attended in person outside of China (iii) pay each of Messrs. Bruce and Serbin, if such director resides outside of China, (x) $5,000 for each board meeting attended in person outside of the United States and (b) $1,500 for each board meeting attended in person in the United States and (iii) reimburse each of Messrs. Bruce and Serbin for expenses related to his attending meetings of the Board of Directors, meetings of committees of the Board of Directors, executive sessions and stockholder meetings.  The stock options granted to Messrs. Bruce and Serbin have an exercise price of $2.20 per share. The stock options vest quarterly in arrears over the one year term of their director agreements.

Pursuant to one-year agreements between the Company and each of Robert Bruce and Jonathan Serbin dated June 11, 2010, effective as of April 14, 2010, each of Messrs. Bruce and Serbin will receive cash fees identical to those described above.  Pursuant to their respective agreements, each of Messrs. Bruce and Serbin were each awarded (i) a 10-year option to purchase up to 20,000 shares of common stock of the Company at an exercise price of $8.81 per share, such option vesting in equal installments on August 31, 2010, November 30, 2010, February 28, 2011 and May 31, 2011, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.  The Company will reimburse Messrs. Bruce and Serbin on terms identical to their April 2009 agreements.  In December 2010, the Company paid Mr. Bruce an aggregate of $88,750 for the cancellation of 10,000 of his vested options.

(3)
On October 20, 2009, we entered into an independent director agreement with Kelvin Lau on substantially the same terms as those entered into with Messrs. Bruce, Serbin and Su (with respect to base retainer, audit committee member retainer, and meeting fees). Mr. Lau received an option to purchase up to 20,000 shares of common stock of the Company at an exercise price of $8.24 per share. The option grant also vests quarterly in arrears over the one year term of Mr. Lau’s director agreement.  On January 14, 2011, we entered into an independent director agreement with Kelvin Lau, effective as of October 20, 2010, on substantially the same terms as those entered into with Messrs. Bruce and Serbin  (with respect to base retainer, audit committee member retainer, and meeting fees). Mr. Lau received an option grant to purchase 15,000 shares of common stock of the Company at an exercise price of $10.64 per share. The option award vests in equal installments on December 3, 2010, January 16, 2011, March 1, 2011 and April 14, 2011, so long as Mr. Lau is serving as a member of the Company’s Board of Directors at such time. The agreement terminates on April 13, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 9, 2011 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 9, 2011, we had 29,945,742 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 9, 2011 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares of Common Stock(2) (3)

Magnify Wealth Enterprises Limited (4)(5)(6)	13,637,500	45.5%

CMHJ Technology Fund II, L.P. (7)	1,728,807	5.8%

Yang “Roy” Yu (5)	337,500	1.1%

Jianhua Zhu (6)	13,637,500	45.5%

Yaying Wang (8)	11,166,385	37.3%

Robert C. Bruce (9)	35,000	*

Jonathan P. Serbin (10)	35,000	*

Siu Ki “Kelvin” Lau (11)	35,000	*

All Directors and Executive Officers, as a group (6 persons)	14,080,000	47.0%

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

(2)	Based upon 29,945,742 shares of common stock issued and outstanding.

(3)
In determining the percent of common stock beneficially owned on March 9, 2011, (a) the numerator is the number of shares of common stock beneficially owned (including shares that the stockholder has the right to acquire within 60 days of March 9, 2011), and (b) the denominator is the sum of (i) the 29,945,742 shares outstanding on March 9, 2011, and (ii) the number of shares of common stock which such stockholder has the right to acquire within 60 days of March 9, 2011.

(4)
The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands. As the sole director of Magnify Wealth, Mr. Zhu, our CEO and President has sole voting and investment power over the shares.

(5)
Magnify Wealth received 14,025,000 shares of common stock pursuant to a share exchange in which we acquired 100% of the ownership of Ally Profit Investments Limited on October 31, 2008 (the “Share Exchange”). Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yu, Mr. Yu is entitled to receive up to 450,000 of the shares of our common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of  the Share Exchange. 112,500 of such shares were released from escrow to Mr. Yu on each of the first and second anniversaries of the consummation of the Share Exchange, respectively. The remaining 112,500 shares remain in an escrow account and shall be released to Mr. Yu on the third anniversary of the consummation of the Share Exchange. Mr. Yu will not become the record or beneficial owner of the shares placed in escrow until such time as the shares are released to him from escrow. Accordingly, Mr. Yu will not have the right to vote or receive dividends on such shares until they are released from escrow.

(6)
Includes 13,637,500 shares owned by Magnify Wealth, of which Mr. Zhu, as the sole director of Magnify Wealth, has sole voting and investment power over the shares. Of the 13,637,500 shares of common stock owned by Magnify Wealth, Mr. Zhu is deemed to be the beneficial owner of 11,166,385 shares as a result of the vesting of 100% of Mr. Zhu’s Option Shares, equal to 3,000 shares of Magnify Wealth, or 81.9% of Magnify Wealth’s equity ownership. Mr. Zhu disclaims beneficial ownership over the remaining 2,471,115 shares owned by Magnify Wealth.

Pursuant to a Share Transfer Agreement, as amended, dated March 7, 2009, with Mr. Fu Ho Chu, a 50% stockholder of Magify Wealth, Mr. Zhu has the option to purchase all of the Option Shares at a price of $1.00 per share, pursuant to the attainment of certain performance targets set forth in the agreement. As of March 9, 2011, 100% of the 3,000 shares underlying the option granted to Mr. Zhu by Magnify Wealth have vested, representing 3,000 ordinary shares of Magnify Wealth; however, Mr. Zhu has not exercised the option.

(7)
CMHJ Partners L.P., a Cayman Islands limited partnership (“CMHJ Partners”) and the general partners of CMHJ Technology Fund II, L.P. (the “Fund”), and CMHJ Partners Ltd., a Cayman Islands limited liability company (“CMHJ”) and the general partner of CMHJ Partners, share voting and investment power with the Fund with respect to the shares beneficially owned by the Fund. CMHJ Partners and CMHJ may each be deemed to beneficially own the shares of common stock held by the Fund. CMHJ Partners and CMHJ each disclaims beneficial ownership of such shares. The address for CMHJ is Suite 803, Lippo Plaza 222 Huai Hai Zhong Road Shanghai 200021, PRC.  Based on information provided to us by CMHJ Technology Fund II, L.P.

(8)
As Mr. Zhu’s wife, Ms. Wang is deemed to be the beneficial owner of 11,166,385 shares of common stock as a result of the vesting of 100% of Mr. Zhu’s Option Shares, equal to 3,000 shares of Magnify Wealth, or 81.9% of Magnify Wealth’s equity ownership. Ms. Wang disclaims beneficial ownership over the remaining  2,471,115 shares owned by Magnify Wealth over which Mr. Zhu has sole voting and investment power.

(9)
Includes 2,000 shares of common stock held by Mr. Bruce’s wife, 8,000 shares of common stock held directly by Mr. Bruce and 25,000 shares of common stock underlying options held by Mr. Bruce.  Does not include 5,000 shares underlying an option held by Mr. Bruce that vests on May 31, 2011.

(10)	Includes 35,000 shares of the common stock underlying an option. Does not include 5,000 shares underlying an option that vests on May 31, 2011.

(11)	Includes 35,000 shares of common stock underlying options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2009, Mr. Jianhua Zhu has guaranteed the Company’s short-term bank loans with Agriculture Bank of China for $2,264,937. Mr. Zhu is the Company’s CEO, President, and Director.

For the years ended December 31, 2010, 2009 and 2008, the sales included $1,991,430, $471,554 and $367,585, respectively that were made from Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

It is Company’s policy to not enter any transaction (other than compensation arrangements in the ordinary course) with any director, executive officer, employee, or principal stockholder or party related to them, unless authorized by a majority of the directors having no interest in the transaction, upon a favorable recommendation by the Audit Committee (or a majority of its disinterested members).  However, the transactions described immediately above have not been reviewed or approved by our audit committee as of December 31, 2010.

Director Independence

Our board of directors has determined that Robert C. Bruce, Jonathan P. Serbin, and Kelvin Lau, the members of these committees, are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

AGCA, Inc.

The following chart sets forth public accounting fees paid to AGCA, Inc. during the years ended December 31, 2009 and 2010:

AGCA, Inc.
	2009	2010
Audit Fees	$78,000	$7,500
Audit-Related Fees	$90,000	$35,000
Tax Fees	$5,000	$11,500
All Other Fees	$—	$—

Audit fees were for professional services rendered by AGCA, Inc. for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by AGCA in connection with statutory and regulatory filings or engagements for that fiscal year. AGCA billed for services provided in the preparation of consolidated tax returns.

Audit related fees consist of services by AGCA, Inc. that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.  We incurred these fees in connection with the preparation of registration statements, financings, and an acquisition transaction.

Tax fees are the aggregate fees in each of the last two years for the professional services rendered by AGCA, Inc. for the preparation and filing of our U.S. tax returns.

AGCA did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2009 and 2008 for assurance and related services in connection with the audit or review of our financial statements.

Crowe Horwath (HK) CPA Limited

The following chart sets forth public accounting fees paid and payable to Crowe Horwath (HK) CPA Limited (“Crowe”) during the years ended December 31, 2009 and 2010:

Crowe Horwath (HK) CPA Limited
	2009	2010
Audit Fees	$—	$275,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees were for professional services rendered by Crowe for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Crowe in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services by Crowe that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters. We incurred these fees in connection with registration statements, financing, and acquisition transaction.

Crowe did not bill any other fees for services rendered to us during the fiscal years ended December 31, 2009 and 2010 for assurance and related services in connection with the audit or review of our financial statements.

Pre-Approval of Services

The Audit Committee appoints the independent accountant each year and pre-approves the audit services. The Audit Committee chair is authorized to pre-approve specified non-audit services for fees not exceeding specified amounts, if he promptly advises the other Audit Committee members of such approval. All of the services described under the caption “Audit Fees” were pre-approved.

Audit of Financial Statements.

During fiscal 2009, AGCA, Inc. was our principal auditor and no work was performed by persons outside of AGCA, Inc. On July 16, 2010, the Company engaged Crowe as its principal accountant and dismissed AGCA, Inc. from that role, and no work was performed by persons outside of Crowe during fiscal 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)           Exhibits

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Jianhua Zhu Employment Agreement, dated June 24, 2008 (2)
10.2		Yang “Roy” Yu Employment Agreement, dated June 24, 2008 (2)
10.3		Yaying Wang Employment Agreement, dated June 24, 2008 (2)
10.4		Jianhua Zhu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.5		Yang “Roy” Yu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.6		Yaying Wang Amendment to Employment Agreement, dated September 26, 2008 (2)
10.7		Loan Agreement with Zhenjiang Branch of Bank of Communications, dated August 26, 2008 (2)
10.8		Loan agreement with Danyang Sub-branch of Agricultural Bank of China, dated April 16, 2007 (2)
10.9		Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated May 21, 2008 (2)
10.10		Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated August 22, 2008 (2)
10.11		Loan Agreement with Danyang Sub-branch of China Construction Bank, dated March 7, 2008 (2)
10.12		Loan Agreement with Danyang Sub-branch of China Construction Bank, dated April 30, 2008 (2)
10.13		Loan Agreement with Danyang Sub-branch of Industrial and Commercial Bank of China, dated April 28, 2008 (2)
10.14		Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated June 12, 2008 (2)
10.15		Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated July 27, 2008 (2)
10.16		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.17		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.18		Share Transfer Agreement, dated October 22, 2008 (5)
10.19		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.20		2009 Independent Director Agreement, Robert Bruce (6)
10.21		2009 Independent Director Agreement, Jonathan Serbin (6)
10.22		2009 Independent Director Agreement, Kelvin Lau (7)
10.23	+	2010 Independent Director Agreement, Robert Bruce
10.24	+	2010 Independent Director Agreement, Jonathan Serbin
10.25	+	2010 Independent Director Agreement, Kelvin Lau
10.26		Land Expropriation Contract dated November 5, 2010 (8)
10.27	+	Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan
14		Code of Business Conduct and Ethics (9)
16.1		Letter of AGCA to the SEC dated July 22, 2010 (10)
21		List of Subsidiaries (11)
23.1	+	Consent of Crow Horwath (HK) CPA Limited
23.2	+	Consent of AGCA, Inc.
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K file with the SEC April 2, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2009.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2009.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(9)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(9)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on July 22, 2010
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: March 14, 2011	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 14, 2011	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2011	By:	/s/ Yang “Roy” Yu
	Name:	Yang “Roy” Yu
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: March 14, 2011	By:	/s/ Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: March 14, 2011	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: March 14, 2011	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: March 14, 2011	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Jianhua Zhu Employment Agreement, dated June 24, 2008 (2)
10.2		Yang “Roy” Yu Employment Agreement, dated June 24, 2008 (2)
10.3		Yaying Wang Employment Agreement, dated June 24, 2008 (2)
10.4		Jianhua Zhu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.5		Yang “Roy” Yu Amendment to Employment Agreement, dated September 26, 2008 (2)
10.6		Yaying Wang Amendment to Employment Agreement, dated September 26, 2008 (2)
10.7		Loan Agreement with Zhenjiang Branch of Bank of Communications, dated August 26, 2008 (2)
10.8		Loan agreement with Danyang Sub-branch of Agricultural Bank of China, dated April 16, 2007 (2)
10.9		Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated May 21, 2008 (2)
10.10		Loan Agreement with Danyang Sub-branch of Agricultural Bank of China, dated August 22, 2008 (2)
10.11		Loan Agreement with Danyang Sub-branch of China Construction Bank, dated March 7, 2008 (2)
10.12		Loan Agreement with Danyang Sub-branch of China Construction Bank, dated April 30, 2008 (2)
10.13		Loan Agreement with Danyang Sub-branch of Industrial and Commercial Bank of China, dated April 28, 2008 (2)
10.14		Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated June 12, 2008 (2)
10.15		Loan Agreement with Danyang Sub-branch of Bank of Jiangsu, dated July 27, 2008 (2)
10.16		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.17		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.18		Share Transfer Agreement, dated October 22, 2008 (5)
10.19		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.20		2009 Independent Director Agreement, Robert Bruce (6)
10.21		2009 Independent Director Agreement, Jonathan Serbin (6)
10.22		2009 Independent Director Agreement, Kelvin Lau (7)
10.23	+	2010 Independent Director Agreement, Robert Bruce
10.24	+	2010 Independent Director Agreement, Jonathan Serbin
10.25	+	2010 Independent Director Agreement, Kelvin Lau
10.26		Land Expropriation Contract dated November 5, 2010 (8)
10.27	+	Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan
14		Code of Business Conduct and Ethics (9)
16.1		Letter of AGCA to the SEC dated July 22, 2010 (10)
21		List of Subsidiaries (11)
23.1	+	Consent of Crow Horwath (HK) CPA Limited
23.2	+	Consent of AGCA, Inc.
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K file with the SEC April 2, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 17, 2009.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 23, 2009.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(9)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(9)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on July 22, 2010
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm—Crowe Horwath (HK) CPA Limited	F – 1(a)

Report of Independent Registered Public Accounting Firm – AGCA, Inc.	F – 1 (b)

Consolidated Balance Sheets	F – 2

Consolidated Statements of Income and Comprehensive Income	F – 3

Consolidated Statements of Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F-6 – F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lihua International, Inc.

We have audited the accompanying consolidated balance sheet of Lihua International, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended. We also have audited Lihua International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lihua International, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lihua International, Inc. and Subsidiaries as of December 31, 2010, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Lihua International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath (HK) CPA Limited
Hong Kong, China
March 14, 2011

F-1(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

F-1(b)

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLAR)

	As of December 31,
	2010	2009
ASSETS		(As restated)
CURRENT ASSETS
Cash and cash equivalents	$90,609,340	$34,614,838
Restricted cash	—	575,000
Bills receivable, net	528,576	—
Accounts receivable, net	32,973,704	10,996,430
Other receivables and current assets	21,967	493,006
Prepaid land use right – current portion	211,499	172,515
Deferred income tax assets	127,317	98,068
Inventories	16,155,862	17,534,254
Total current assets	140,628,265	64,484,111
OTHER ASSETS
Property, plant and equipment, net	18,189,255	18,424,080
Construction in progress	916,782	59,558
Deposits for plant and equipment	—	28,163
Prepaid land use right – long-term portion	18,546,744	8,168,039
Intangible assets	3,547	2,812
Total non-current assets	37,656,328	26,682,652
Total assets	$178,284,593	$91,166,763

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,264,937	$2,196,772
Accounts payable	6,012,035	4,923,360
Other payables and accruals	3,186,174	681,097
Income taxes payable	4,981,383	1,584,292
Warrant liabilities	8,682,441	14,275,483
Total current liabilities	25,126,970	23,661,004
Total liabilities	25,126,970	23,661,004

SHAREHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value: 75,000,000 shares authorized,
29,385,326 and 24,154,083 shares issued and outstanding	2,938	2,416
Additional paid-in capital	71,251,843	28,692,812
Statutory reserves	7,556,187	5,400,994
Retained earnings	67,091,089	30,780,307
Accumulated other comprehensive income	7,255,566	2,629,230
Total shareholders' equity	153,157,623	67,505,759
Total liabilities and shareholders' equity	$178,284,593	$91,166,763

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2010	2009	2008
		(As restated)
NET REVENUE	$370,531,685	$161,543,434	$50,006,057

Cost of sales	(308,429,530)	(125,310,613)	(33,202,344)

GROSS PROFIT	62,102,155	36,232,821	16,803,713

Selling expenses	(2,058,323)	(1,722,242)	(700,029)
General and administrative expenses	(5,747,178)	(3,991,801)	(1,907,043)

Income from operations	54,296,654	30,518,778	14,196,641

Other income (expenses):
Interest income	253,964	173,807	68,353
Interest expenses	(131,106)	(335,335)	(514,950)
Foreign exchange differences	(112,443)	—	—
Merger expenses	—	—	(259,225)
Gain/(loss) on extinguishment of warrant liabilities	186,897	(398)	—
Change in fair value of warrants	(1,448,819)	(11,877,341)	—
Other (expenses) income	(79,596)	500,834	3,741
Total other income (expenses)	(1,331,103)	(11,538,433)	(702,081)

Income before income taxes	52,965,551	18,980,345	13,494,560
Provision for income taxes	(14,499,576)	(5,247,647)	(1,792,681)

NET INCOME	38,465,975	13,732,698	11,701,879

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	4,626,336	57,753	1,622,035

COMPREHENSIVE INCOME	$43,092,311	13,790,451	$13,323,914

Net income per share
Basic	$1.38	$0.77	$0.75
Diluted	$1.34	$0.72	$0.70

Weighted average number of shares outstanding
Basic	27,956,451	17,822,890	14,187,945
Diluted	28,671,363	19,128,231	15,327,422

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLAR)

						Accumulated
	Common Stock		Additional			Other
	Number of		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
			(As restated)		(As restated)
At January 1, 2008	14,025,000	$1,403	$4,706,022	$1,343,338	$12,082,279	$949,442	$19,082,484

Effect of reverse merger	975,000	97	1,387	—	—	—	1,484

Net income	—	—	—	—	11,701,879	—	11,701,879
Foreign currency translation adjustment	—	—	—	—	—	1,622,035	1,622,035
Comprehensive income							13,323,914
Effect of restructuring	—	—	1,270,292	—	—	—	1,270,292
Beneficial conversion feature of convertible preferred stock	—	—	1,002,115	—	—	—	1,002,115
Amortization of preferred stock discount resulting from accounting for a beneficial conversion feature, deemed analogous to a dividend	—	—	—	—	(1,002,115)	—	(1,002,115)
Warrants for convertible preferred stock	—	—	539,910	—	—	—	539,910
Share-based payments to employees	—	—	367,250	—	—	—	367,250
Warrants issued for services	—	—	90,000	—	—	—	90,000
Appropriation of statutory reserves	—	—	—	1,260,106	(1,260,106)	—	—

At December 31, 2008, as previously reported	15,000,000	1,500	7,976,976	2,603,444	21,521,937	2,571,477	34,675,334

Cumulative effect of reclassification of common stock purchase warrants	—	—	(629,910)	—	(1,676,778)	—	(2,306,688)

At January 1, 2009, as adjusted	15,000,000	1,500	7,347,066	2,603,444	19,845,159	2,571,477	32,368,646

Net income	—	—	—	—	13,732,698	—	13,732,698
Foreign currency translation adjustment	—	—	—	—	—	57,753	57,753
Comprehensive income							13,790,451
Issuance of common stock in public offering	2,300,000	230	7,572,392	—	—	—	7,572,622
Conversion of redeemable convertible preferred stock to common stock	6,818,183	682	13,115,946	—	—	—	13,116,628
Exercise of warrants	35,900	4	325,968	—	—	—	325,972
Share-based payments to employees and directors	—	—	331,440	—	—	—	331,440
Appropriation of statutory reserves	—	—	—	2,797,550	(2,797,550)	—	—

At December 31, 2009	24,154,083	2,416	28,692,812	5,400,994	30,780,307	2,629,230	67,505,759

Net income	—	—	—	—	38,465,975	—	38,465,975
Foreign currency translation adjustment	—	—	—	—	—	4,626,336	4,626,336
Comprehensive income							43,092,311
Issuance of common stock in public offering	4,285,715	428	32,069,089	—	—	—	32,069,517
Exercise of warrants	945,528	94	10,081,170	—	—	—	10,081,264
Share-based payments to employees and directors	—	—	408,772	—	—	—	408,772
Appropriation of statutory reserves	—	—	—	2,155,193	(2,155,193)	—	—

At December 31, 2010	29,385,326	$2,938	$71,251,843	$7,556,187	$67,091,089	$7,255,566	$153,157,623

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLAR)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(As restated)
Net income	$38,465,975	$13,732,698	$11,701,879
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,171,961	1,652,863	812,339
Merger expenses	—	—	259,225
Loss on disposal of fixed assets	124,196	—	—
Share-based compensation	408,772	331,440	367,250
Warrants issued for services	—	—	90,000
(Gain) loss on extinguishment of warrant liabilities	(186,897)	398	—
Change in fair value of warrants	1,448,819	11,877,341	—
Deferred income tax benefits	(25,638)	(74,621)	(23,022)
(Increase) decrease in assets:
Accounts receivable	(21,166,870)	(5,946,526)	701,310
Bills receivable	(517,114)	322,061	470,299
Other receivables and current assets	475,790	(492,804)	10,259
Inventories	1,880,784	(16,939,820)	2,154,764
Increase (decrease) in liabilities:
Accounts payable	915,611	2,932,371	(994,285)
Other payables and accruals	2,433,980	(150,322)	312,986
Income taxes payable	3,275,329	1,181,995	(25,302)
Net cash provided by operating activities	29,704,698	8,427,074	15,837,702

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of merger expenses for reverse acquisition	—	—	(259,225)
Repayment from a related party	—	—	4,168,699
Purchase of property, plant and equipment and construction in progress	(2,258,580)	(5,094,444)	(4,852,020)
Proceeds from disposal of fixed assets	153,095	—	—
Payment for land use right	(9,938,585)	—	(3,750,540)
Net cash used in investing activities	(12,044,070)	(5,094,444)	(4,693,086)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	—	2,196,772	11,950,700
Repayments of short-term bank loans	—	(6,150,962	(10,222,888)
Repayment to related parties	—	—	(2,667,675)
Release of restricted cash related to Private Placement	575,000	1,175,000	—
Proceeds from exercise of warrants	3,226,300	125,650	—
Proceeds from Private Placement, net of restricted cash held in escrow	—	—	11,906,538
Proceeds from public offering of common stock, net of expenses	32,069,517	7,864,000	—
Net cash provided by financing activities	35,870,817	5,210,460	10,966,675

Foreign currency translation adjustment	2,463,057	29,899	716,909
INCREASE IN CASH AND CASH EQUIVALENTS	55,994,502	8,572,989	22,828,200
CASH AND CASH EQUIVALENTS, at the beginning of the year	34,614,838	26,041,849	3,213,649

CASH AND CASH EQUIVALENTS, at the end of the year	$90,609,340	$34,614,838	$26,041,849

MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$408,772	$331,440	$367,250
Warrants issued for services	—	—	90,000
Issuance of common stock to settle warrant liabilities	6,854,964	200,322	—
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$131,106	$335,335	$514,950
Cash paid for income taxes	$11,198,079	$4,140,273	$1,841,005

See accompanying notes to consolidated financial statements.

 LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “LIWA.”

As of December 31, 2010, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital		Effective ownership	Principal activities

Ally Profit Investments Limited (“ Ally Profit ”)	BritishVirgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“ Lihua Holdings ”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“ Lihua Electron ”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of copper wire and bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire

Jiangsu Lihua Copper Industry Co., Ltd. (“ Lihua Copper ”)	PRC August 31, 2007		$46,000,000	100%	Manufacturing and sales of refined copper

(B)	REVERSE ACQUISITION

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

As a result, the Share Exchange has been accounted for as a reverse acquisition using the purchase method of accounting, whereby Ally Profit is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The financial statements before the date of the Share Exchange are those of Ally Profit with the results of the Company being consolidated from the date of the Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition and no goodwill has been recorded.

Ally Profit was incorporated in the British Virgin Islands on March 12, 2008. In June 2008, pursuant to a restructuring plan set out below, Ally Profit has become the holding company of a group of companies comprising Lihua Holdings, a company incorporated in Hong Kong, which holds 100% equity interests in each of Lihua Electron and Lihua Copper, each a limited liability company organized under the existing laws of the PRC.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

(C)	RESTRUCTURING

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

As part of the Restructuring, Mr. Chu, the sole shareholder of Magnify Wealth, appointed Mr. Zhu as the sole director of Magnify Wealth and Ally Profit as well as Lihua Holdings. Additionally, Mr. Chu agreed that no further directors would be appointed to the board of either Magnify Wealth, Ally Profit or Lihua Holdings without the prior written consent of Mr. Zhu. As the sole director of Magnify Wealth, Ally Profit and Lihua Holdings, Mr. Zhu is able to control and manage the operational, investment and business decisions of these companies, including the ability to make the sole decisions regarding any change in these companies’ capital structure or payment of dividends. Further, Mr. Zhu has the ultimate authority to determine the composition of the board of directors for these companies.

As part of the Restructuring, Mr. Zhu and Mr. Chu entered into a Share Transfer Agreement dated October 22, 2008, pursuant to which Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth held by Mr. Chu at the nominal price of $1.00 per share. The option shares vest and become exercisable upon Lihua Electron and Lihua Copper attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million, respectively. If each performance target is met, 25% of the Option Shares will vest and become exercisable forty-five days after December 31, 2008, 25% of the Option shares will vest and become exercisable forty-five days after December 31, 2009 and the remaining 50% of the Option Shares will vest and become exercisable forty five days after December 31, 2010.

The purpose of the Share Transfer Agreement is to enable Mr. Zhu to re-acquire the ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with PRC rules and regulations. For this reason, on March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for Mr. Zhu to exercise the Option Shares have been included such that Mr. Zhu will be entitled to exercise all the Option Shares as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 is 10% or more higher than the 2008 Target (“ Alternate Performance Target ”),  whether the performance targets for 2009 and 2010 are met or not.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION - CONTINUED

(C)	RESTRUCTURING – CONTINUED

For the year ended December 31, 2008, the Company’s net income was $11,701,879, which achieved the Alternate Performance Target. Therefore, Mr. Zhu will be entitled to exercise all of the Option Shares. As of February 14, 2011, 100% of the Option Shares was exercisable.

The arrangement for Mr. Zhu to act as the sole director of the holding companies of Lihua Electron and Lihua Copper, the undertaking by Mr. Chu not to appoint additional directors, as well as the Share Transfer Agreement are each an inseparable and indispensable part of the Restructuring which enables Mr. Zhu to continue to have residual rewards of the combined entity.

Also on October 22, 2008, the minority shareholders, namely Mr. Chu and Europe EDC, respectively, entered into a subscription agreement (“ Subscription Agreement ”) to purchase additional shares in Magnify Wealth at a nominal price of $1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will only be entitled to exercise their subscription rights at the same time Mr. Zhu exercises his Option Shares under the Share Transfer Agreement. The number of subscription shares exercisable by Mr. Chu and Europe EDC was determined based on the proportion of capital contributed by each of Mr. Zhu, Mr. Chu and Europe EDC in Lihua Electron and Lihua Copper. The purpose of the subscription agreements, together with the Share Transfer Agreement, is to enable Mr. Zhu, Mr. Chu and Europe EDC to re-acquire their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with the PRC rules and regulations. As a result, there has been no ownership change of the minority interests of each of the two PRC Operating Companies.

Also as part of the Restructuring, Lihua Holdings’ capital was established by way of contributions from Mr. Zhu and other minority shareholders, which aggregate amount equaled the total transfer price they were entitled to receive for the transfer of their equity interests in Lihua Electron and Lihua Copper to Lihua Holdings. Therefore, Mr. Zhu and the other minority shareholders, as the former stockholders of Lihua Electron and Lihua Copper who gave up legal ownership thereof, have not received any net cash amount. Nor has there been any cash flow out of the combined entity during the whole period from the date of transfer of legal ownership of Lihua Electron and Lihua Copper through the expiry of the Share Transfer Agreement and the Subscription Agreements. It is fully expected that Mr. Zhu and the other minority shareholders will re-acquire their proportionate legal ownership of Lihua Electron and Lihua Copper. As a result, Mr. Zhu and other minority shareholders have continued to bear the residual risks of the combined entity.

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

The Company has performed a thorough reassessment of the terms of all its Company’s warrants with reference to the guidance provided in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (formerly EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”), which has been effective from January 1, 2009. In particular, the Company has considered the guidance in ASC 815-40-15-7I (formerly paragraph 19 of EITF No. 07-5) regarding the Company’s exposure to changes in currency exchange rates. This reassessment has led to management’s conclusion that the Company’s warrants should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollars, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). Therefore, the Company has decided to properly reclassify the following warrants as derivative liabilities and report any changes in their fair value up to the earlier of the date of exercise or the reporting date in earnings.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION - CONTINUED

(D)	RESTATEMENT OF FINANCIAL STATEMENTS – CONTINUED

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

The following tables present the effects of the restatement to properly account for the above warrants as derivative liabilities instead of equity on the Company’s consolidated financial statements as of and for the year ended December 31, 2009:

	As previously reported	Increase (decrease)	As restated
Consolidated Balance Sheet As Of December 31, 2009
Derivative warrant liabilities	$—	$14,275,483	$14,275,483
Total current liabilities	$9,385,521	$14,275,483	$23,661,004
Additional paid-in capital	$39,921,717	$(11,228,905)	$28,692,812
Retained earnings	$33,826,885	$(3,046,578)	$30,780,307
Total equity	$81,781,242	$(14,275,483)	$67,505,759

Consolidated Statement of Income and Comprehensive Income
For the Year Ended December 31, 2009
Loss on change in fair value of warrants classified as derivatives	$8,831,161	$3,046,180	$11,877,341
Loss on extinguishment of warrant liabilities	$—	$398	$398
Total other expenses, net	$8,491,855	$3,046,578	$11,538,433
Income before income taxes	$22,026,923	$(3,046,578)	$18,980,345
Net income	$16,779,276	$(3,046,578)	$13,732,698
Comprehensive income	$16,837,029	$(3,046,578)	$13,790,451
Net income per share – basic	$0.94		$0.77
Net income per share – diluted	$0.88		$0.72

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Use of estimates
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2010, 2009 and 2008 include the allowance for doubtful accounts, the useful life of property, plant and equipment and intangible assets, recoverability of the carrying values of property, plant and equipment and the fair values of share-based payments and warrants granted in connection with the private placement of preferred stock in 2008 and the public offering of common stock in 2009.

Cash and cash equivalents
Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Accounts and bills receivable
Accounts and bills receivable are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts and bills receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or  management’s estimates based on prevailing market conditions.  Management will write down the inventories to market value if it is below cost.  Management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment are  present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Construction in progress
Construction in progress includes direct costs of construction of buildings and equipment.  Interest incurred during the period of construction, if material, is also capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Prepaid land use right
Prepaid land use right represent lump sum payments for land use rights in the PRC.  The amount is expensed over the period the of land use rights of 50 years.

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

Sales revenue is recognized net of value added tax, sales discounts and returns at the time when the merchandise is sold to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made an allowance for estimated sales returns.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs
Research and development costs are expensed as incurred, and charged to general and administrative expense. For the years ended December 31, 2010, 2009 and 2008, research and development costs were $184,441, $141,258 and $60,041, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to general and administrative expense were $5,265, $21,797 and $13,640 for the years ended December 31, 2010, 2009 and 2008, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the years ended December 31, 2010, 2009 and 2008 were $1,630,898, $1,303,436 and $393,321, respectively.

Income taxes
The Company is subject to income taxes in the United States and other foreign jurisdictions where it operates. The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes”.  FASB ASC Topic 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

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

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Under FASB ASC Topic 718 and FASB ASC Subtopic 505-50, stock compensation granted to non-employees has been determined as the fair value of the consideration received or the fair value of equity instrument issued, whichever is more reliably measured and is recognized as an expense as the goods or services are received.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	2010	2009	2008
Balance sheet items, except for equity accounts	US$1=RMB6.6227	US$1=RMB6.8282
Items in the statements of income and cash flows	US$1=RMB6.7695	US$1=RMB6.8310	US$1=RMB6.9452

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

The Company believes that during the years ended December 31, 2010, 2009 and 2008, it operated mainly in one business segment – Manufacturing and sales of refined copper rod and copper anode, as well as copper clad aluminum (CCA) wire and copper wire produced from refined copper rod.  Throughout the years ended December 31, 2010, 2009 and 2008, all of the Company’s operations were carried out mainly in one geographical segment - China.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Earnings per common share
The Company reports earnings per share in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share”. FASB ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution (using the treasury stock method) that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

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

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirement, the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements (continued)
In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

In April 2010, the FASB issued ASU No. 2010-13—Compensation—Stock Compensation (Topic 718), which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects that the adoption of the amendments in this update will not have any significant impact on its financial position and results of operations.

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

In December 2010, the FASB issued ASU2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

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

Changes in assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Warrant liability (Level 3)	Warrant liability (Level 2)
	(As restated)
Balance at December 31, 2008	$—	$—
Reclassification due to adoption of ASC 815-40-15-5 through 815-40-15-8 as of January 1, 2009	2,306,688	—
Issue of warrants to public offering underwriter	291,378	—
Change in fair value included in earnings	11,877,341	—
Exercise of warrants	(199,924)
Transfer from Level 3 to Level 2 due to changes in the observability of significant in puts upon public trading of the Company’s stock on the NASDAQ Capital Market from September 4, 2009	(14,275,483)	14,275,483
Balance at January 1, 2010	$—	$14,275,483
Change in fair value included in earnings	—	1,448,819
Exercise of warrants	—	(7,041,861)
Balance at December 31, 2010	$—	$8,682,441

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

As the Company’s stock only begun public trading on September 4, 2009, historical volatility information is limited and considered not representative of the expected volatility. In accordance with ASC 718-10-30-2, the Company identified five similar public entities for which share and option price information was available, and considered the historical volatilities of those public entities’ share prices in calculating the expected volatility appropriate to the Company (i.e. the calculated value).

The risk-free rate of return reflects the interest rate for United States Treasury Note with similar time-to-maturity to that of the warrants.

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants

The Company’s warrants have been classified as derivatives in accordance with the guidance provided in FASB ASC 815-40-15-7I, because they are denominated in U.S. dollars, which is different from the Company’s functional currency (Renminbi).

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income.  For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model using the following assumptions to value the derivative instruments at inception and on subsequent valuation dates:-

	December 31, 2010	December 31, 2009	January 1, 2009
Series A and B Warrants
Market price of common stock:	$11.24	$10.45	$3.85
Exercise price:	$3.50	$3.50	$3.50
Remaining contractual life (years):	2.83	3.83	4.83
Dividend yield:	—	—	—
Expected volatility:	46.37%	41.53%	30.58%
Risk-free interest rate:	0.92%	2.07%	1.49%
Fair value – Series A and B Warrants	$7,961,362	$13,377,216	$2,306,688

	December 31, 2010	December 31, 2009	September 4, 2009
Underwriter Warrants
Market price of common stock:	$11.24	$10.45	$5.41
Exercise price:	$4.80	$4.80	$4.80
Remaining contractual life (years):	3.68	4.68	5.00
Dividend yield:	—	—	—
Expected volatility:	43.94%	38.06%	35.48%
Risk-free interest rate:	1.32%	2.48%	2.32%
Fair value – Underwriter Warrants	$721,079	$898,266	$291,378

Fair value – Total	$8,682,441	$14,275,482

In 2010, 921,800 warrants were exercised at $3.50 each in cash and 41,880 warrants were exercised on a cashless basis to purchase 23,728 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition.” In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition,” an aggregate gain of $186,897 was recognized, for details please refer to the following table.

Exercise date:	January 14	March 12	October 27	November 26	December 30
Market price of common stock:	$10.26	$9.4	$10.92	$11.96	$11.26
Exercise warrants:	700,000	6,000	35,880	211,500	10,300
Exercise price:	$3.50	$3.50	$4.80	$3.50	$3.50
Remaining contractual life (years):	3.79	3.63	3.85	2.93	2.83
Dividend yield:	—	—	—	—	—
Expected volatility:	41.12%	41.70	42.23%	46.49%	46.30%
Risk-free interest rate:	1.87%	1.77	0.91%	0.75%	0.97%
Fair values:	$6.9482	6.2975	6.7131	8.5925	7.9760
Gain on extinguishment of warrant liabilities	$131,744	$3,625	$21,281	$28,022	$2,225

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 4	RESTRICTED CASH

As of December 31, 2009, $575,000 in total was held in escrow arising from agreements in conjunction with the private placement of 6,818,183 shares of Series A Convertible Preferred Stock and Series A warrants to purchase 1,500,000 shares of Common Stock, completed on October 31, 2008.

All of the restricted cash was fully released from escrow to the Company in January 2010.

NOTE 5	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET

Accounts receivable consisted of the following:
	As of December 31,
	2010	2009

Accounts receivable	$32,973,704	$10,996,430
Less: Allowance for doubtful debts	—	—
Accounts receivable, net	$32,973,704	$10,996,430

Bills receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Bills receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Bills receivable consisted of the following:
	As of December 31,
	2010	2009

Bills receivable	$528,576	$—
Less: Allowance for doubtful debts	—	—
Bills receivable, net	$528,576	$—

NOTE 6	OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:
	As of December 31,
	2010	2009

Other receivables	$21,967	$17,298
Recoverable value added tax		475,708
Less: Allowance for valuation and doubtful debts	—	—
	$21,967	$493,006

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:
	As of December 31,
	2010	2009
Raw materials	$9,177,495	$8,832,262
Work in progress	531,616	1,316,422
CCA and copper wire	4,372,682	3,052,604
Copper rod and anode	2,074,069	4,332,966
	$16,155,862	$17,534,254

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 8	INTANGIBLE ASSETS

	As of December 31,
	2010	2009
Computer software, cost	$11,120	$7,030
Less: Accumulated amortization	(7,573)	(4,218)
	$3,547	$2,812

Amortization expense for the years ended December 31, 2010, 2009 and 2008 were $3,154, $1,405 and $1,382. respectively.  The estimated amortization expense of intangible assets in the next year will be $3,547.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use right for the years ended December 31, 2010, 2009 and 2008 were $206,912, $172,433 and $101,361, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $211,499 per annum.

As of December 31, 2010, prepaid land use rights included RMB32,391,910 ($4,834,893) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities.  As of December 31, 2010, RMB2,391,910 ($361,168) remained unpaid and no land use right certificate had been issued and the relevant formalities were not completed. Apart from the payment of $4,891,043 to the local authority, the Company also paid $5,359,456 in connection with the acquisition of these land use rights during 2010.

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	As of December 31,
	2010	2009
Cost:
Buildings	$10,026,230	$9,736,531
Office equipment	348,433	321,741
Motor vehicles	604,869	315,727
Machinery	12,499,837	11,491,642

Total cost	23,479,369	21,865,641
Less: Accumulated depreciation	(5,290,114)	(3,441,561)

Net book value	$18,189,255	$18,424,080

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 were $1,961,895, $1,479,025 and $709,596, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	As of December 31,
	2010	2009
Construction of equipment	$164,038	$59,558
Construction of buildings	752,744	—
	$916,782	$59,558

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	As of December 31,
	2010	2009
Bank loan of RMB5,000,000 granted by Agricultural Bank of China, Danyang Houxiang Branch with interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom, maturing on August 20, 2010 but fully repaid on April 20, 2010	$—	$732,257

Bank loan of RMB5,200,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom, matured and fully repaid on April 15, 2010	—	761,548

Bank loan of RMB4,800,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom, matured and fully repaid on April 20, 2010	—	702,967

Bank loan of RMB15,000,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 5.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom and maturing on April 21, 2011	2,264,937	—

Total	$2,264,937	$2,196,772

NOTE 13	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	As of December 31,
	2010	2009
Accrued staff costs	$564,943	$476,978
Accrued expenses	183,341	—
Other taxes payable	1,838,501	181,286
Other payables	599,389	22,833
	$3,186,174	$681,097

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

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

Series A Redeemable Convertible Preferred Stock

On October 31, 2008, the Company entered into and completed a securities purchase agreement (“ Private Placement ”) with certain accredited investors (the “ Investors ”) for the issuance and sale by the Company in a private placement of 6,818,183 shares of Series A Convertible Preferred Stock (“ Preferred Shares ”) and Series A warrants to purchase 1,500,000 shares of Common Stock. The Company received $13,656,538 in proceeds from this Private Placement after paying fees and expenses.

The principal terms of the Preferred Shares are as follows:

Conversion: At any time on or after issuance of Preferred Shares, each share of Preferred Shares will be convertible, at the option of the holder thereof (subject to certain ownership percentage limitations set forth in the Certificate of Designations), into one share of Common Stock, subject to adjustment from time to time, upon the occurrence of certain events described below. The rate of conversion (the “ Conversion Rate ”) is determined by dividing $2.20 per share (the “ Liquidation Preference Amount ”) by the conversion price of $2.20 (the “ Conversion Price ”), subject to adjustment as discussed below.

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

If at any time, the Company consummates a bona fide offering of shares of Common Stock of at least $5,000,000, all outstanding Preferred Shares shall automatically convert to shares of Common Stock (subject to certain ownership percentage limitations set forth in the Certificate of Designations of the Series A Preferred Shares).

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

Conversion during 2009

On September 9, 2009, pursuant to the completion of the Public Offering, as discussed below, and in accordance with the terms of the Preferred Shares, all outstanding shares of the Preferred Stock were automatically converted into 6,818,183 shares of Common Stock.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

Series A Warrants
In conjunction with the issuance of the Preferred Shares, the Company issued Series A Warrants to purchase up to 1,500,000 shares of Common Stock at an exercise price of $3.50 per share . The Series A Warrants have a term of exercise expiring 5 years from October 31, 2008. The Series A Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, commencing 18 months following the closing of the Private Placement, if the per share market value of one share of Common Stock is greater than the exercise price and a registration statement under the Securities Act of 1933, as amended, covering the shares of Common Stock underlying the Series A Warrants is not then declared ineffective by the SEC, in lieu of exercising the Series A Warrants by payment of cash, a holder may exercise the Series A Warrant by a cashless exercise by surrender of the Series A Warrant, in which event the Company will issue to the holder a number of shares of our Common Stock computed using the following formula:

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

The exercise price and number of shares of the Company’s Common Stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstance, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation and the issuance of rights to purchase additional shares of our Common Stock or to receive other securities convertible into additional shares of Common Stock.

The Series A Warrants were originally issued with an anti-dilution protection provision whereby, for a period of two years following the original issue date of the Series A Warrants (the “Full Ratchet Period”), in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration, then the exercise price upon each such issuance would be adjusted to a price equal to the consideration per share paid for such additional shares of Common Stock.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

Series A Warrants - continued

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

In January 2011, the Company called the Series A Warrants then outstanding for redemption. Prior to the redemption date of January 14, 2011, all such Series A Warrants had been exercised by its holders.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

Series B Warrants - continued

The Series B Warrants were originally issued with an anti-dilution protection provision whereby for a period of two years following the original issue date of the Series B Warrant (the “Weighted Average Period”), in the event the Company issued any additional shares of Common Stock or securities exercisable, convertible or exchangeable for Common Stock at a price per share less than the exercise price then in effect or without consideration, then the exercise price then in effect would be multiplied by a fraction (i) the numerator of which shall be equal to the sum of (x) the number of shares of outstanding Common Stock immediately prior to the issuance of such additional shares of Common Stock plus (y) the number of shares of Common Stock (rounded to the nearest whole share) which the aggregate consideration price per share paid for the total number of such additional shares of Common Stock so issued would purchase at a price per share equal to the exercise price then in effect and (ii) the denominator of which shall be equal to the number of shares of outstanding Common Stock immediately after the issuance of such additional shares of Common Stock.

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

The following table sets out the accounting for the Preferred Shares and the movements during the period:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature, deemed analogous to a dividend to the Preferred Shares holders	1,002,115
Series A Convertible Preferred Stock at December 31, 2008	13,116,628
Automatic conversion to Common Stock pursuant to Public Offering, as discussed below	(13,116,628)
Balance, December 31, 2009	$—

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

Public Offering of Common Stock and Issuance of Warrants
On September 9, 2009, the Company completed a public offering (“Public Offering”) of 2,000,000 shares of Common Stock and an additional 300,000 shares exercised by the underwriters as part of the over-allotment option, at an offering price of $4.00 per share and raised proceeds of $7,864,000, net of legal fees, commission and other expenses directly related to this public offering.

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

Warrants issued and outstanding at December 31, 2010, and changes during the three years then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2008	—
Granted / Vested	2,000,000	$3.50	5.00
Forfeited	—
Exercised	—
Balance, December 31, 2008	2,000,000	$3.50	4.17	2,000,000	$3.50	4.17
Granted / Vested	138,000	$4.80	5.00
Forfeited	—
Exercised	(35,900)	3.50
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3.86
Granted / Vested	—
Forfeited	—
Exercised	(963,680)	3.55
Balance, December 31, 2010	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

Accounting for Series A Warrants, Series B Warrants and Underwriter Warrants
The Company has performed a thorough assessment of the terms of all its warrants with reference to the guidance provided in ASC 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, which has been effective from January 1, 2009. In particular, the Company has considered the guidance in ASC 815-40-15-7I regarding the Company’s exposure to changes in currency exchange rates. This assessment has led to management’s conclusion that the Company’s warrants should not be considered indexed to the Company’s own stock because the warrants are denominated in U.S. Dollars, which is different from the Company’s functional currency, Renminbi (the Chinese lawful currency). Therefore, the Company has classified Series A Warrants, Series B Warrants and Underwriter Warrants as derivative liabilities and reported any changes in their fair value up to the earlier of the date of exercise or the reporting date in earnings.

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

Because both 2008 and 2009 performance thresholds have been met, the Escrow Shares have been released to Magnify Wealth.

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

The Company has evaluated the terms of the Securities Escrow Agreement based on the guidance provided by the SEC staff announcement in EITF No. D-110.  The Company adopted EITF Topic No. D-110 on October 1, 2009.  After a thorough review, the Company has concluded that because the escrowed shares would be released or distributed to the investor without regard to the continued employment of Mr. Zhu or any other officer of the Company, the make good escrow arrangement is in substance an inducement to facilitate the Private Placement, rather than compensatory.  The Company has accounted for the escrowed share arrangement under the Securities Escrow Agreement according to its nature, and therefore will not recognize a non-cash compensation charge as a result of the Company satisfying both the 2008 and 2009 performance thresholds.

NOTE 15	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder
Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, the Chief Financial Officer (CFO), Mr. Yu is entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on the first anniversary of the consummation of the Share Exchange. As of December 31, 2010, the remaining 112,500 shares have remained in an escrow account and shall be released to Mr. Yu in two equal installments of 112,500 shares issuable on the second and third anniversary of the consummation of the Share Exchange.  In connection with these share-based payments to Mr. Yu, the Company recognized  compensation expense of $254,250 based on the grant-date fair value of the Company’s common stock of $2.26 per share, for each of the years ended December 31, 2010, 2009 and 2008, respectively.

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

In December 2010, the Company paid Mr. Robert Bruce an aggregate of $88,750 for the cancellation of 10,000 of his vested options and recognized $68,345 as an expense.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $174,927, $77,190 and nil for the years ended December 31, 2010, 2009 and 2008, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 15	SHARE-BASED COMPENSATION – CONTINUED

Options issued and outstanding at December 31, 2010 and 2009 and their movements during the two years are as follows:

(Shares in thousands)	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at January 1, 2009	—	$—	—	—
Granted	80,000	3.71	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(15,000)	2.20	—	—
Outstanding at December 31, 2009	65,000	$4.06	$415,450	9.2
Granted	60,000	8.49	—	10
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled/Forfeited	(10,000)	2.20	—	—
Outstanding at December 31, 2010	115,000	$6.74	$517,450	9.00

Exercisable at December 31, 2010	82,500	$6.07	$426,475	8.83

(1)
The intrinsic value of the stock option at December 31, 2010 and 2009 is the amount by which the market value of the Company’s common stock of $11.24 and $10.45 as of December 31, 2010 and 2009 exceeds the exercise price of the option.

NOTE 16	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended December 31, 2010, 2009 and 2008.  For the years ended December 31, 2010, 2009 and 2008, statutory reserve activity is as follows:

Balance – January 1, 2008	$1,343,338
Addition to statutory reserves	1,260,106
Balance – December 31, 2008	2,603,444
Addition to statutory reserves	2,797,550
Balance – December 31, 2009	5,400,994
Addition to statutory reserves	2,155,193
Balance – December 31, 2010	$7,556,187

NOTE 17	OTHER (EXPENSES) INCOME

	Year ended December 31,
	2010	2009	2008

Gain on sales of scraps	$16,145	$500,834	$3,741
Donation	(41,872)	—	—
Other	(53,869)	—	—
	$(79,596)	$500,834	$3,741

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 18	INCOME TAXES

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009 and was subject to an EIT rate of 25% for the year ended December 31, 2010 under the New EIT Law.

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2010, 2009 and 2008 under the New EIT Law.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to the Company for the years ended December 31, 2009 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2010 and 2009. Total undistributed earnings of these PRC subsidiaries at December 31, 2010 were RMB 618,097,121($93,330,080).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	Year ended December 31,
	2010	2009	2008
PRC income tax:
Current	$14,525,214	$5,322,268	$1,815,703
Deferred	(25,638)	(74,621)	(23,022)
	$14,499,576	$5,247,647	$1,792,681

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 18	INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
		(As restated)
Pre-tax income	$52,965,551	$18,980,345	$13,494,560

United States federal corporate income tax rate	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	18,008,287	6,453,317	4,588,150
Reconciling items:
Impact of tax holiday of Lihua Electron	—	(3,011,804)	(1,802,095)
Loss not recognised as deferred tax assets	989,985	688,443	270,802
Non-deductible expenses	82,520	49,424	18,230
Change in fair value of warrants	429,053	4,038,161	—
Rate differential for PRC earnings	(5,126,705)	(2,948,838)	(1,282,406)
Other	116,435	(21,056)	—
Effective tax expense	$14,499,576	$5,247,647	$1,792,681

The effect of the tax holiday of Lihua Electron amounted to nil, $3,011,804 and $1,802,095 for the years ended December 31, 2010, 2009 and 2008, respectively, equivalent to basic earnings per share of nil, $0.17 and $0.13, respectively, and diluted earnings per share amount of nil, $0.16 and $0.12, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	As of December 31,
	2010	2009
Deferred income tax assets:
Net operating loss carryforward	$2,860,053	$1,870,068
Unrealized intercompany profit in inventory	74,363	98,068
Excess of accounting depreciation over tax depreciation	52,954	—
Less: Valuation allowance	(2,860,053)	(1,870,068)
	$127,317	$98,068

As of December 31, 2010 and 2009, the Company had net operating loss carryforwards of $8,411,921 and $5,500,201, respectively, available to reduce future taxable income which will expire in various years through 2029. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2010 and 2009, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2010, 2009 and 2008, and no provision for interest and penalties is deemed necessary as of December 31, 2010 and 2009.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 19	EARNINGS PER SHARE

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2010	2009	2008
		(As restated)
Income available to common stockholders:
- Net income	$38,465,975	$13,732,698	$11,701,879
- Amortization of Preferred Shares discount resulting from beneficial conversion feature	—	—	(1,002,115)
- Basic	$38,465,975	$13,732,698	$10,699,764

- Diluted	$38,465,975	$13,732,698	$10,699,764

Weighted average number of shares:
- Basic	27,956,451	17,822,890	14,187,945
- Effect of dilutive securities - warrants, options and convertible preferred stock	714,912	1,305,341	1,139,477
- Diluted	28,671,363	19,128,231	15,327,422

Net income per share
- Basic	$1.38	$0.77	$0.75

- Diluted	$1.34	$0.72	$0.70

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 20	RELATED PARTY TRANSACTIONS

(1)           Sales
For the years ended December 31, 2010, 2009 and 2008, sales included $1,991,430, $471,554 and $367,585, respectively that were made from Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

(2)           Guarantees
As of December 31, 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,264,937 (See Note 12 above).

As of December 31, 2009, Mr. Jianhua Zhu, the Company’s CEO and director provided guarantees for the Company’s short-term bank loans of $2,196,772 (See Note 12 above).

NOTE 21	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2010 and 2009, almost all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure. However, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2010, 2009 and 2008, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of December 31, 2010 and 2009 were due from customers located in the PRC.

Except for two customers who accounted for 12.7% and 11.4% of the Company’s revenue for the year ended December 31, 2010, respectively, there was no other single customer who accounted for more than 10% of the Company’s revenue for each of the three years ended December 31, 2010, 2009 or 2008.

Except for two customers who accounted for 20.5% and 15.2% of total accounts receivable of the Company as of December 31, 2010, respectively, there was no other customer who accounted for 10% or more of the Company’s accounts receivable as of December 31, 2010 and 2009.

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

NOTE 22	COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2010 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2011	$54,359
- fiscal year ending December 31, 2012	58,586
- fiscal year ending December 31, 2013 and thereafter	19,931

Total	$132,876

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 22	COMMITMENTS AND CONTINGENCIES - CONTINUED

	As of December 31,
	2010	2009
Capital commitments – contracted but not provided for:

Acquisition or construction of buildings - within one year	$1,664,997	$—

NOTE 23	SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Year ended December 31,
	2010	2009	2008
Net revenue from unaffiliated customers:
Copper and CCA wire	$243,132,742	$109,397,857	$50,006,057
Copper anode	97,613,692	—	—
Refined copper rod	29,785,251	52,145,577	—
	$370,531,685	$161,543,434	$50,006,057

Gross profit:
Copper and CCA wire	$50,934,170	$31,316,371	$16,803,713
Copper anode	8,506,764	—	—
Refined copper rod	2,661,221	4,916,450	—
	$62,102,155	$36,232,821	$16,803,713

NOTE 24	RESTRICTED NET ASSETS

The Company’s operations are substantially conducted through Lihua Electron and Lihua Copper.  Lihua Electron and Lihua Copper may only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 16).

In addition, Lihua Electron and Lihua Copper’s business transactions and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control measures imposed by the PRC government may restrict the ability of Lihua Electron and Lihua Copper to transfer their net assets to the Company through loans, advances or cash dividends.  The net assets of Lihua Electron and Lihua Copper in aggregate exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 24	RESTRICTED NET ASSETS – CONTINUED

The Company records its investment in subsidiaries under the equity method of accounting.  Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2009 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Supplemental Parent Company Financial Information – Lihua International, Inc.

Condensed Balance Sheets

	As of December 31,
	2010	2009
ASSETS		(As restated)
Current assets:
Restricted cash	$—	$575,000
Total current assets	—	575,000
Investments in subsidiaries	162,020,064	81,206,242
Total assets	$162,020,064	$81,781,242

LIABILITIES
Current liabilities:
Accrued expenses	$180,000	$—
Warrant liabilities	8,682,441	14,275,483
Total liabilities	8,862,441	14,275,483

Shareholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value: 75,000,000 shares authorized,
29,385,326 and 24,154,083 shares issued and outstanding	2,938	2,416
Additional paid-in capital	71,251,843	28,692,812
Retained earnings	74,647,276	36,181,301
Accumulated other comprehensive income	7,255,566	2,629,230
Total shareholders' equity	153,157,623	67,505,759
Total liabilities and shareholders' equity	$162,020,064	$81,781,242

Condensed Statements of Income

	Year ended December 31,
	2010	2009	2008
		(As restated)
Administrative expenses	$(2,911,720)	$(2,024,833)	$(537,250)
Other expenses:
Changes in fair value of warrant liabilities	(1,448,819)	(11,877,341)	—
Gain/(loss) on extinguishment of warrant liabilities	186,897	(398)	—
Merger expenses	—	—	(259,225)
Equity in income of subsidiaries	42,639,616	27,635,270	12,498,354
Net income	$38,465,975	$13,732,698	$11,701,879

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 24	RESTRICTED NET ASSETS – CONTINUED

Condensed Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008

Net cash used in operating activities	$(2,911,720)	$(1,773,393)	$—
Net cash used in investing activities	(32,959,097)	(7,391,257)	(11,906,538)
Net cash provided by financing activities	35,870,817	9,164,650	11,906,538
Cash, beginning of year	—	—	—
Cash, end of year	$—	$—	$—

NOTE 25	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2010, 2009 and 2008 are presented in the following table:-

	Three Months Ended,
Year ended December 31, 2010	December 31	September 30	June 30	March 31
Revenue	$135,471,182	$96,337,451	$75,502,350	$63,220,702
Cost of goods sold	(114,812,441)	(81,215,627)	(61,002,044)	(51,399,418)
Gross profit	20,658,741	15,121,824	14,500,306	11,821,284
Selling expenses	(614,817)	(422,209)	(570,420)	(450,877)
General and administrative expenses	(1,776,457)	(1,192,225)	(1,484,893)	(1,293,603)
Income from operations	18,267,467	13,507,390	12,444,993	10,076,804
Net income	9,855,420	9,855,705	9,898,292	8,856,558
Earnings per share
Basic	$0.34	$0.34	$0.35	$0.35
Diluted	$0.33	$0.33	$0.34	$0.34

	Three Months Ended,
Year ended December 31, 2009	December 31	September 30	June 30	March 31
Revenue	$51,252,416	$40,913,348	$48,827,343	$20,550,327
Cost of goods sold	(40,208,034)	(31,155,238)	(39,095,534)	(14,851,807)
Gross profit	11,044,382	9,758,110	9,731,809	5,698,520
Selling expenses	(479,945)	(451,689)	(587,356)	(203,252)
General and administrative expenses	(1,171,295)	(1,184,877)	(1,093,499)	(542,130)
Income from operations	9,393,142	8,121,544	8,050,954	4,953,138
Net income (loss)	4,388,140	(1,336,448)	6,705,029	3,975,977
Earnings (loss) per share
Basic	$0.18	$(0.08)	$0.45	$0.27
Diluted	$0.17	$(0.08)	$0.31	$0.18

	Three Months Ended,
Year ended December 31, 2008	December 31	September 30	June 30	March 31
Revenue	$10,844,825	$14,310,692	$15,037,603	$9,812,937
Cost of goods sold	(6,984,041)	(9,130,373)	(10,328,094)	(6,759,836)
Gross profit	3,860,784	5,180,319	4,709,509	3,053,101
Selling expenses	(128,575)	(312,523)	(172,122)	(86,809)
General and administrative expenses	(980,838)	(327,730)	(403,379)	(195,096)
Income from operations	2,751,371	4,540,066	4,134,008	2,771,196
Net income	2,005,449	3,839,288	3,501,491	2,355,651
Earnings per share
Basic	$0.04	$0.27	$0.25	$0.17
Diluted	$0.04	$0.27	$0.25	$0.17