Form 10-K/A
period 2010-12-31
LIHUA INTERNATIONAL INC.
filed 2011-04-25
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of the Registrant’s common stock as of April 25, 2011 was 30,032,450.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment Number One to the Annual Report on Form 10-K filed by Lihua International, Inc., a Delaware corporation (“we,” “our,” “us,” or the “Company”), on March 14, 2011 is being filed solely to include, in Exhibits 23.1 and 23.2, references to Post Effective Amendment No. 2 to Form S-1 on Form S-3 (Registration No. 333-156120).

Except as specifically referenced herein, this Amendment Number One to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 14, 2011, the filing date of the original report, and no other changes have been made to the report.

iii

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: April 25, 2011	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 25, 2011	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 25, 2011	By:	/s/ Yang “Roy” Yu
	Name:	Yang “Roy” Yu
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: April 25, 2011	By:	/s/ Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: April 25, 2011	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: April 25, 2011	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: April 25, 2011	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director