Form 10-Q
period 2011-03-31
LIHUA INTERNATIONAL INC.
filed 2011-05-10
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

There were 30,032,450 shares of the Registrant’s Common Stock issued and outstanding on May 9, 2011.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$90,701,985	$90,609,340
Bills receivable, net	-	528,576
Accounts receivable, net	39,617,644	32,973,704
Other receivables and current assets	691,931	21,967
Prepaid land use right – current portion	389,171	211,499
Deferred income tax assets	158,080	127,317
Inventories	23,053,572	16,155,862
Total current assets	154,612,383	140,628,265
OTHER ASSETS
Property, plant and equipment, net	18,025,663	18,189,255
Construction in progress	4,264,862	916,782
Deposits for plant and equipment	29,368	-
Prepaid land use right – long-term portion	18,461,467	18,546,744
Intangible assets	2,728	3,547
Total non-current assets	40,784,088	37,656,328
Total assets	$195,396,471	$178,284,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,287,841	$2,264,937
Accounts payable	11,166,915	6,012,035
Other payables and accruals	2,184,317	3,186,174
Income taxes payable	4,058,575	4,981,383
Warrant liabilities	2,523,668	8,682,441
Total current liabilities	22,221,316	25,126,970
Total liabilities	22,221,316	25,126,970

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,011,832 and 29,385,326 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3,001	2,938
Additional paid-in capital	78,019,059	71,251,843
Treasury stock, at cost, 97,600 shares and nil, as of March 31,2011 and December 31,2010, respectively	(926,250)	-
Statutory reserves	8,217,925	7,556,187
Retained earnings	78,941,337	67,091,089
Accumulated other comprehensive income	8,920,083	7,255,566
Total stockholders’ equity	173,175,155	153,157,623
Total liabilities and stockholders’ equity	$195,396,471	$178,284,593

See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2011	2010

NET REVENUE	$136,931,096	$63,220,702

Cost of sales	(120,023,023)	(51,399,418)

GROSS PROFIT	16,908,073	11,821,284

Selling expenses	(523,036)	(450,877)
General and administrative expenses	(1,573,312)	(1,293,603)

Income from operations	14,811,725	10,076,804

Other income (expenses):
Interest income	133,105	33,351
Interest expenses	(21,466)	(29,170)
Change in fair value of warrants classified as derivatives	1,375,101	1,345,854
Gain on extinguishment of warrants	60,724	135,369
Other	75,951	-

Total other income	1,623,415	1,485,404

Income before income taxes	16,435,140	11,562,208

Provision for income taxes	(3,923,154)	(2,705,650)

NET INCOME	$12,511,986	$8,856,558

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,664,517	48,456

COMPREHENSIVE INCOME	$14,176,503	$8,905,014

Net income per share
Basic	$0.42	$0.35
Diluted	$0.41	$0.34

Weighted average number of shares outstanding
Basic	29,858,780	25,450,624
Diluted	30,313,996	26,308,735

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Treasury	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total
At January 1, 2011	29,385,326	$2,938	$71,251,843	$-	$7,556,187	$67,091,089	$7,255,566	$153,157,623

Net income	-	-	-	-		12,511,986	-	12,511,986
Foreign currency translation adjustment	-	-	-	-	-	-	1,664,517	1,664,517
Comprehensive income	-	-	-	-	-	-	-	14,176,503

Exercise of warrants	626,506	63	6,620,935	-	-	-	-	6,620,998

Repurchase of common stock	-	-	-	(926,250)	-	-	-	(926,250)

Share-based payments to employees and directors	-	-	146,281	-	-	-	-	146,281

Appropriation of statutory reserves	-	-	-	-	661,738	(661,738)	-	-

At March 31, 2011 (Unaudited)	30,011,832	$3,001	$78,019,059	$(926,250)	$8,217,925	$78,941,337	$8,920,083	$173,175,155

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,511,986	$8,856,558
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	622,755	493,599
Share-based compensation	146,281	100,617
Gain on extinguishment of warrant liabilities	(60,724)	(135,369)
Change in fair value of warrants	(1,375,101)	(1,345,854)
Deferred income tax benefits	(29,355)	42,694
(Increase) decrease in assets:
Accounts receivable	(6,284,812)	(5,420,349)
Bills receivable	531,747	-
Other receivables and current assets	(667,402)	286,542
Inventories	(6,706,922)	4,053,846
Increase (decrease) in liabilities:
Accounts payable	5,073,347	926,051
Other payables and accruals	(1,486,687)	458,835
Income taxes payable	(969,219)	1,078,125
Net cash provided by operating activities	1,305,894	9,395,295

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(178,897)	(123,585)
Addition to construction in progress	(2,867,317)	(459,602)
Deposits for plant and equipment	(29,249)	(149,248)
Net cash used in investing activities	(3,075,463)	(732,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Release of restricted cash related to private placement	-	575,000
Repurchase of common stock	(926,250)	-
Proceeds from exercise of warrants	1,898,050	2,450,000
Net cash provided by financing activities	971,800	3,025,000

Foreign currency translation adjustment	890,414	31,834

INCREASE IN CASH AND CASH EQUIVALENTS	92,645	11,719,694
CASH AND CASH EQUIVALENTS, at the beginning of the period	90,609,340	34,614,838

CASH AND CASH EQUIVALENTS, at the end of the period	$90,701,985	$46,334,532

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Shares-based compensation to employees and directors	$146,281	$100,617
Issue of common stock to settle warrant liabilities, net of cash received	4,722,948	4,766,160

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$21,466	$29,168
Cash paid for income taxes	$4,865,045	$1,584,594

See accompanying notes to condensed consolidated financial statements.

 LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of March 31, 2011, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital		Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of copper wire and bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007		$46,000,000	100%	Manufacturing and sales of refined copper

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These condensed consolidated financial statements include the financial statements of Lihua International, Inc. and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

 LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Use of estimates

The preparation of these financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Accounts and bills receivables

Accounts and bills receivables are stated at cost, net of allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the three months ended March 31, 2011 and 2010, research and development costs were $44,490 and $34,843, respectively.

Advertising costs

The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to general and administrative expense was Nil and $732 for the three months ended March 31, 2011 and 2010, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the three months ended March 31, 2011 and 2010 were $430,757  and $357,537, respectively.

Foreign currency

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The PRC subsidiaries within the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.5564	US$1=RMB6.6227

	Three months ended March 31,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5832	US$1=RMB6.7695

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements

In January 2011, the FASB issued ASU No. 2011-01- Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. This deferral will have no material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS– CONTINUED

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2011 to March 31, 2011 are summarized as follows:

Warrant Liability
Balance at January 1, 2011	$8,682,441
Exercise of warrants	(4,783,672)
Change in fair value included in earnings	(1,375,101)
Balance at March 31, 2011	$2,523,668

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

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

The Company estimates the fair value of its warrants as of March 31, 2011 using the Black-Scholes option pricing model using the following assumptions:

Market price of common stock:	$8.78	$8.78
Exercise price:	$3.50	$4.80
Remaining contractual life (years):	2.58	3.43
Dividend yield:	−	−
Expected volatility:	48.62%	44.14%
Risk-free interest rate:	1.09%	1.49%

During the three months ended March 31, 2011, 542,300 warrants were exercised at $3.50 each in cash and 129,814 warrants were exercised on a cashless basis to purchase 84,206 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition”. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $60,724 was recognized.  For details, please refer to the following table.

Exercise date:	January 14,	March 3,	March 14,	March 17,
Market price of common stock:	$10.64	$10.98	$10.19	$9.79
Exercise warrants:	549,300	20,000	28,814	74,000
Exercise price:	$3.50	$3.50	$4.80	$3.50
Remaining contractual life (years):	2.79	2.66	3.47	2.62
Dividend yield:	−	−	−	−
Expected volatility:	46.34%	48.00%	44.05%	48.54%
Risk-free interest rate:	0.90%	1.09%	1.27%	0.86%
Fair values:	$7.2301	$7.7083	$6.0599	$6.5324
Gain on extinguishment of warrant liabilities	$48,210	$8,153	$5,722	$(1,361)

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 4	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2011	2010

Accounts receivable	$39,617,644	$32,973,704
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$39,617,644	$32,973,704

Bills receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by bankers of the customers.  Bills receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Bills receivable consisted of the following:

	March 31,	December 31,
	2011	2010

Bills receivable	$-	$528,576
Less: Allowance for doubtful debts	-	-

Bills receivable, net	$-	$528,576

NOTE 5	OTHER RECEIVABLES AND CURRENT ASSETS

Other receivables and current assets consisted of the following:

	March 31,	December 31,
	2011	2010

Other receivables	$117,189	$21,967
Recoverable input VAT	574,742	-
Less: Allowance for valuation and doubtful debts	-	-

	$691,931	$21,967

NOTE 6	INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$11,595,436	$9,177,495
Work in progress	2,079,798	531,616
CCA and copper wire	3,073,324	4,372,682
Copper rod and anode	6,305,014	2,074,069

	$23,053,572	$16,155,862

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 7	INTANGIBLE ASSETS

	March 31,	December 31,
	2011	2010
Computer software, cost	$11,232	$11,120
Less: Accumulated amortization	(8,504)	(7,573)

	$2,728	$3,547

Amortization expense for the three months ended March 31, 2011 and 2010 was $851 and $665, respectively. The estimated amortization expense of intangible assets for the remainder of the fiscal year ending December 31, 2011 will be $2,728.

NOTE 8	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use right for the three months ended March 31, 2011 and 2010 were $96,897 and $43,137, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter is $389,171 per annum.

As of March 31, 2011, prepaid land use rights included RMB32,399,100 ($4,941,599) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities.  As of March 31, 2011, RMB2,399,100 ($365,917) remained unpaid and no land use right certificate had been issued and the relevant formalities were not completed. Apart from the payment of $4,941,599 to the local authority, the Company also paid $5,533,653 to various local authorities as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

NOTE 9	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2011	2010
Cost:
Buildings	$10,127,619	$10,026,230
Office equipment	351,956	348,433
Motor vehicles	610,985	604,869
Machinery	12,805,866	12,499,837

Total cost	23,896,426	23,479,369
Less: Accumulated depreciation	(5,870,763)	(5,290,114)

Net book value	$18,025,663	$18,189,255

Depreciation expense for the three months ended March 31, 2011 and 2010 were $525,007 and $449,797, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 10	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	March 31,	December 31,
	2011	2010
Construction of equipment	$637,996	$164,038
Construction of buildings	3,626,866	752,744

	$4,264,862	$916,782

NOTE 11	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	March 31,	December 31,
	2011	2010
Bank loan of RMB15,000,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 6.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom and matured on April 21, 2011 and extended to April 20, 2012	$2,287,841	$2,264,937

Total	$2,287,841	$2,264,937

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	March 31,	December 31,
	2011	2010
Accrued staff costs	$471,226	$564,943
Accrued expenses	3,375	183,341
Other taxes payable	840,031	1,838,501
Other payables	869,685	599,389

	$2,184,317	$3,186,174

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 13	COMMON STOCK COMMON STOCK PURCHASE WARRANTS AND TREASURY STOCK

On January 14, 2011, 542,300 shares of common stock were issued for cash upon exercise of 542,300 warrants at an exercise price of $3.50 per share.

During the three months ended March 31 ,2011, 101,000 warrants were exercised on a cashless basis to purchase 67,632 shares of common stock at an exercise price of $3.50 per share, and 28,814 warrants were exercised on a cashless basis to purchase 16,574 shares of common stock at an exercise price of $4.80 per share.

Warrants issued and outstanding at March 31, 2011, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2010	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91
Granted / Vested	-
Forfeited	-
Exercised	(672,114)	3.56
Balance, March 31, 2011	466,306	$3.70	2.72	466,306	$3.70	2.71

On January 24, 2011, the Board of Directors approved a one-year share repurchase program of up to $15 million of the Company’s common stock, pursuant to which the Company was authorized to repurchase its outstanding common stock from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. During the quarter ended March 29, 2011, the Company repurchased 97,600 shares of its common stock under the share repurchase authorization at a weighted-average price of $9.49 per share for an aggregate purchase cost of $926,250. As of March 31, 2011, the Company had approximately $14 million available under the existing $15 million share repurchase authorization.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 14	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder

The Company recognized compensation expense of $63,563, related to the restricted shares granted by a principal stockholder to Mr. Yang “Roy” Yu, the Company’s Chief Financial Officer (CFO), based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the three months ended March 31, 2011.

Options granted to Independent Directors and Employees

On January 14, 2011, the Company granted options to one of its independent directors, Mr. Kelvin Lau to purchase 15,000 shares of the Company’s common stock at a strike price of $10.64 per share, in consideration of his services to the Company. The option vests and becomes exercisable in equal installments on December 3, 2010, January 16, 2011, March 1, 2011 and April 14, 2011 and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options granted to directors and employees are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized compensation expense of $82,718 for the three months ended March 31, 2011.

Options granted to Independent Directors and Employees

Options issued and outstanding at March 31, 2011 and their movements during the three months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2010	115,000	$6.74	$517,450	9
Granted	15,000	10.64	-	10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2011 (Unaudited)	130,000	$7.19	$226,450	8.62

Exercisable at March 31, 2011 (Unaudited)	96,250	$6.65	$226,450	8.38

(1)	The intrinsic value of the stock option at March 31, 2011 is the amount by which the market value of the Company’s common stock of $8.78 as of March 31, 2011 exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 15	INCOME TAXES

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron’s exemption period on its EIT expired at December 31, 2009 and it has been subject to an EIT rate of 25% for the years ending December 31, 2011 and 2010 under the New EIT Law.

Lihua Copper also has been subject to an EIT rate of 25% for the years ended December 31, 2011 and 2010 under the New EIT Law.

The New EIT Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New EIT Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2011, and no dividends were distributed in the years ended December 31, 2010 and 2009, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through March 31, 2011. Total undistributed earnings of these PRC subsidiaries at March 31, 2011 was RMB691,127,821 ($105,412,699).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:
	Three months ended March 31,
	2011	2010

PRC income tax:
Current	$3,952,509	$2,662,956
Deferred	(29,355)	42,694

	$3,923,154	$2,705,650

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 15	INCOME TAXES– CONTINUED

A reconciliation of the provision for income taxes determined at the United States income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2011	2010
Pre-tax income	$16,435,140	$11,562,208

United States federal corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	5,587,948	3,931,151
Reconciling items:
Loss not recognized as deferred tax assets	229,033	233,433
Non-deductible expenses	57,581	9,038
Change in fair value of warrants	(488,180)	(503,616)
Rate differential for PRC earnings	(1,410,102)	(964,425)
Other	(53,126)	69

	$3,923,154	$2,705,650

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	March 31,	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carryforward	$3,089,086	$2,860,053
Unrealized intercompany profit in inventory	47,675	74,363
Excess of accounting depreciation over tax depreciation	110,405	52,954
Less: Valuation allowance	(3,089,086)	(2,860,053)

	$158,080	$127,317

As of March 31, 2011 and December 31, 2010, the Company had net operating loss carryforwards of $9,085,547 and $8,411,921, respectively, available to reduce future taxable income which will expire in various years through 2030. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of March 31, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of March 31, 2011 and December 31, 2010.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 16	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2011	2010

Income available to common stockholders:
- Basic and diluted	$12,511,986	$8,856,558

Weighted average number of shares:
- Basic	29,858,780	25,450,624
- Effect of dilutive warrants and options	455,216	858,111
- Diluted	30,313,996	26,308,735

Net income per share
- Basic	$0.42	$0.35

- Diluted	$0.41	$0.34

NOTE 17	RELATED PARTY TRANSACTIONS

(1)           Sales

For the three months ended March 31, 2011 and 2010, sales included $620,295 and Nil, respectively that were made to Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

(2)             Guarantees

As of March 31, 2011, and December 31, 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,287,841 and $2,264,937, respectively (See Note 11 above).

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 18	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2011 and December 31, 2010, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2011 and 2010, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of March 31, 2011 and December 31, 2010 were due from customers located in the PRC.

Except for three customers who accounted for 19.3%, 14.9% and 14.1% of the Company’s revenue for the three months ended March 31, 2011, respectively, there was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2011 or 2010.

There are three customers who accounted for 19.3%, 13.6% and 12.5% of total accounts receivable of the Company as of March 31, 2011, respectively. There are two customers who accounted for 20.5% and 15.2% of total accounts receivable of the Company as of December 31, 2010, respectively. There was no other customer who accounted for 10% or more of the Company’s accounts receivable as of March 31, 2011 and December 31, 2010.

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

NOTE 19	COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2011 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2011	$42,097
- fiscal year ending December 31, 2012	59,179
- fiscal year ending December 31, 2013 and thereafter	20,133

Total	$121,409

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 19	COMMITMENTS AND CONTINGENCIES - CONTINUED

	March 31,	December 31,
	2011	2010
Capital commitments – contracted but not provided for:

Acquisition or construction of buildings - within one year	$3,155,241	$1,664,997
Purchase of machinery - within one year	2,600	-

	$3,157,841	$1,664,997

NOTE 20	SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended March 31,
	2011	2010

Net revenue from unaffiliated customers:
Copper and CCA wire	$70,911,636	$40,618,931
Copper anode	66,019,460	-
Refined copper rod	-	22,601,771
	$136,931,096	$63,220,702

Gross profit:
Copper and CCA wire	$10,976,453	$9,898,637
Copper anode	5,931,620	-
Refined copper rod	-	1,922,647
	$16,908,073	$11,821,284

Item. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” ”will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

In this report, the “Company,” “we,” “us” and “our” refer to Lihua International, Inc. and its subsidiaries.

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

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper.   We launched production of copper anode in July 2010, in conjunction with the completion of our second copper smelter, which has an annual capacity of 25,000 tons. The completion of this second smelter doubles our recycled copper refining and manufacturing capacity to 50,000 tons per year. Copper anode is the fundamental building block for almost all pure copper products, and holds a wide range of potential end market uses.  We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe we were among the first manufacturers to commercialize CCA superfine wire production in China. Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire.  In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin.  The value added nature of our CCA superfine wire products lies in our ability based upon our proprietary technology to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.  We draw pure copper wire from the refined pure copper rod we produce.  The pure copper wire we produce has three main sub categories of products: fine wire, magnet wire and tin plated wire. These three copper wire products have similar characteristics as the three CCA wire products mentioned above.

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

Our market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper.  During 2010 and the first quarter of 2011, we sold copper anode to a few copper conglomerates which use our product to produce copper cathode.  We sold copper rod to approximately 50 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $50.0 million, $161.5 million and $370.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively. We achieved net income of $11.7 million, $13.7 million and $38.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively.  In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.  In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million, which resulted from the change in the fair value of the warrants, excluding the impact of these non-cash charges, net income for 2010 was $39.7 million, up 55.1% from 2009. As of March 31, 2011, the Company recognized a $1.4 million non-cash gain, which is a non-cash benefit from the change in fair value of these warrants for the period ended March 31, 2011. Excluding the impact of these non-cash gain, net income for the first quarter of 2011 was $11.1 million, up 48.3% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have two smelting facilities one of which is allocated to copper rod and one to copper anode production. Each smelting facility is capable of producing 25,000 tons per year.  During the three months ended March 31, 2011, we sold 6,996 tons of copper anode and 6,724 tons of CCA and copper wire products.  As of March 31, 2011, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We added six high-capacity copper wire drawing production lines in first half 2010, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 tons of copper wire, close to the 25,000 tons annual output of the smelter for copper rod production.  In the third quarter of 2010, we added a new smelter with 25,000 tons of annual capacity and started copper anode production.  On our new plant construction site (adjacent to our current facility), we are planning to add two new smelters with 25,000 tons of annual capacity each, which are anticipated to be completed in the third quarter of this year. Our sales of copper anode are currently capacity-constrained and we expect this surplus of orders to continue into the near future,

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	economic conditions in China;

•	the market price for copper;

•	production capacity;

•	supply and costs of principal raw materials; and

•	product mix and implications on gross margins.

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive all of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 9.65% in gross domestic product from 1999 through 2009, according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products have increased substantially as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations.

Copper prices

Copper is a global commodity, with major trading and pricing centers located in London, New York and Shanghai.

Generally the price of our products is set at a certain discount to Shanghai spot copper prices, and we believe our products replace or supplement “virgin” copper (non-recycled copper). For these reasons, our products are affected by the market price, demand and supply of copper.

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower. As copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis.  Despite the implications of copper price volatility on our gross and net profit margins in percentage terms per ton of copper or CCA processed, during the past three years the markup, or our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in the world, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants in China.

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

Supply and costs of principal raw materials

Our ability to manage our operating costs depends significantly on our ability to secure affordable and reliable supplies of raw materials. To date, we have been able to secure a sufficient supply of raw materials, which consist primarily of scrap copper and CCA raw material wire. Given the global supply of scrap copper, and multiple vendors for CCA raw material wire, we do not anticipate problems in the near future obtaining sufficient amounts of raw material at a reasonable price for use in our production operations.

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures in percentage terms, during the past three years the mark-up, or our gross and net profit in absolute dollars, have not been materially affected by the change in copper prices.

Product mix and effect on gross margins

Our gross margin is also affected by our product mix. We produce and sell products according to customer orders.  In our wire products (pure copper wire and CCA wire), magnet wire and tin plated wire are the final products from which we will derive the highest production markup, or gross profit.  We also generate a significant portion of revenue from selling semi-finished products such as fine wire at a lower production cost markup, or gross profit.

Generally, copper anode and copper rod products contributes a substantially lower gross profit margin compared to the wire products.  However, given the quick turnover and large volume production of the refined copper products, as well as primarily cash on delivery payment terms with our customers, the return on invested capital for the refined copper products and working capital turnover are better than that of the wire products.

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

Our sales activities are conducted through direct selling by our internal sales staff.  Because of the strong demand for our products, we have not had to aggressively market and distribute our products, and our selling expenses have been relatively small as a percentage of our revenues.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $2,523,668 as of March 31, 2011 and the Company recognized a $1,375,101 gain, which is a non-cash benefit from the change in fair value of these warrants for the period ended March 31, 2011.

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

The New EIT Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New EIT Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2011, and no dividends were distributed in the years ended December 31, 2010 and 2009, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through March 31, 2011. Total undistributed earnings of these PRC subsidiaries at March 31, 2011 were RMB691,127,821 ($105,412,699).

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

	2006	2007	2008	2009	2010	2011
Lihua Electron	–	12%	12.5%	12.5%	25%	25%
Lihua Copper	–	25%	25%	25%	25%	25%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

Sales

Our business for the three months ended March 31, 2011 continued to demonstrate robust growth.  Net sales increased by 116.6% from $63.2 million in the three months ended March 31, 2010 to $136.9 million in the three months ended March 31, 2011. This growth was primarily driven by: i) strong market demand for our CCA and copper wire products; ii) the launch of the new smelting capacity in the third quarter of 2010, which increased capacity and allowed us to keep up with increased product demand; and iii) the increase of copper prices during the first quarter of 2011 relative to the same period of last year.  Please see the table below for more details regarding the product sales breakdown by specific category.

	Three months ended March 31,
	2011			2010
	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$70,911,636	6,724	$10,546	$40,618,931	4,678	8,683
Copper anode	66,019,460	6,996	9,437	-	-	-
Copper rod	-	-	-	22,601,771	2,997	7,541
Total	$136,931,096	13,720	$9,980	$63,220,702	7,675	$8,237

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,				Change in three months ended March 31, 2011 compared to three months ended March 31,
	2011		2010		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$136,931	100.0%	$63,221	100.0%	116.6%
Total Cost of Sales	(120,023)	(87.7)%	(51,400)	(81.3)%	133.5%
Gross Profit	$16,908	12.3%	$11,821	18.7%	43.0%

Total cost of sales for the three months ended March 31, 2011 was $120.0 million, reflecting an increase of 133.5% from the same period last year. As a percentage of total sales, our cost of sales increased to 87.7% of total sales for the three months ended March 31, 2011, compared to 81.3% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 12.3% in the three months ended March 31, 2011 from 18.7% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our wire products; and ii) the sharp increase in copper price. During the first quarter of 2011, the average copper price was RMB71,441 per ton compared to RMB58,463 per ton from the same period last year, reflecting an increase of 22.2%.

Gross profit for the three months ended March 31, 2011 was $16.9 million, up 43.0% from gross profit of $11.8 million for the same period in 2010.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,				Change in three months ended March 31, 2011 compared to three months ended March 31,
	2011		2010		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$16,908	12.3%	$11,821	18.7%	43.0%
Operating Expenses:
Selling expenses	(523)	(0.4)%	(451)	(0.7)%	16.0%
General & administrative expenses	(1,573)	(1.1)%	(1,294)	(2.1)%	21.6%
Total operating expense	(2,096)	(1.5)%	(1,745)	(2.8)%	20.1%
Income from operations	$14,812	10.8%	$10,076	15.9%	47.0%

Total selling, general and administrative expenses were approximately $2,096,000 for the three months ended March 31, 2011, compared to approximately $1,745,000 for the same period last year, and increase of 20.1%.

Selling expenses were approximately $523,000 for the three months ended March 31, 2011, an increase of 16.0% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were approximately $1,573,000 for the three months ended March 31, 2011, an increase of 21.6% compared to the same period last year. The primary factor which caused this increase was our expanded scale of operations.

Interest Expense

Interest expense was $21,466 for the three months ended March 31, 2011, compared to $29,170 for the same period last year. The decrease was mainly due to a decrease in the interest rate.

Income Tax

For the three months ended March 31, 2011, income tax expense was $3,923,154, reflecting an effective tax rate of 23.9%.  The effective tax rate for the same period in 2010 was 23.4%.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended March 31, 2011 was $12.5 million, or 9.1% of net revenue, compared to $8.9 million, or 14.0% of net revenue, up 41.3% from the same period in 2010. The net income for the three months ended March 31, 2011 was impacted by a $1.4 million non-cash gain as a result of the change of the fair value of the warrants. Excluding the impact of this non-cash gain, net income for the three months ended March 31, 2011 was $11.1 million.

Foreign Currency Translation Gains

During the three months ended March 31, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $1,664,517.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

As of March 31, 2011, we had approximately $90.7 million in cash, up $0.1 million from $90.6 million at December 31, 2010. The following table summarizes our cash flows for each of the periods indicated:

	Three months Ended March 31,
	2011	2010
	(US$)
Net cash provided by operating activities	$1,305,894	$9,395,295
Net cash used in investing activities	(3,075,463)	(732,435)
Net cash provided by financing activities	971,800	3,025,000
Effect of exchange rate on cash and cash equivalents	890,414	31,834
Cash and cash equivalents at beginning of period	90,609,340	34,614,838
Cash and cash equivalents at end of period	$90,701,985	$46,334,532

Operating activities

For the three months ended March 31, 2011, cash provided by operating activities totaled $1.3 million compared to $9.4 million in the same period of 2010. This was primarily attributable to: i) a $12.5 million increase in net earnings; ii) a $6.3 million accounts receivable increase driven by revenue growth; iii) a $6.7 million inventory increase, resulting from the expansion of production capacity and revenue growth; iv) a $5.1 million accounts payable increase due to the increase of raw material purchase.

Investing activities

For the three months ended March 31, 2011 we had a net cash outflow of $3.1 million from investing activities for the addition to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all being part of our planned expansion.

Financing activities

For the three months ended March 31, 2011, we had a net cash inflow of $1.0 million from financing activities including $1.9 million of proceeds from the exercise of outstanding warrants and $0.9 million cash outflow due to the purchase of our common stock pursuant to our stock repurchase program.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

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

Accounts and bills receivables

Accounts and bills receivables are stated at cost, net of allowance for doubtful accounts.   We maintain allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. We review the accounts receivable on a periodic basis and provide allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, we consider many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2008, 2009 and 2010, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

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

Accounts receivable

In the quarter ended March 31, 2011, we produced 6,724 tons of CCA and copper wire and 6,996 tons of copper anode.  In the same period last year, we produced 4,678 tons of CCA and copper wire and 2,997 tons of copper rod. As CCA is an emerging product in the PRC, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon receipt, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by products:

	As of March 31,
	2011	2010
CCA Wire and Copper Wire	$21,610,069	$11,890,072
Copper Anode	18,007,575	—
Copper Rod	—	4,530,244
Total	$39,617,644	$16,420,316

Off-balance sheet arrangements

As of March 31, 2011 and December 31, 2010, we had no off balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of March 31, 2011 and December 31, 2010, we have cash denominated in Renminbi amounting to RMB590.1 million ($90.0 million) and RMB595.2 million ($89.9 million), respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately RMB11.0 million ($1.7 million) for the three months ended March 31, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB15 million ($2.3 million) as of March 31, 2011. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB150,000 ($22,878). The potential change in cash flows and earning is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed our Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our approved Company stock purchase program, we made the following purchases of our equity securities during the first quarter of 2011.

ISSUER PURCHASE OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 through January 31, 2011	—	—	—	—
February 1 through February 28, 2011	—	—	—	—
March 1 through March 31, 2011	97,600	$9.4903	97,600	$14,073,750
Total	97,600	$9.4903	97,600	$14,073,750

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	(Removed and Reserved)

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(b)	Exhibits

Exhibit No.	Document Description
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

LIHUA INTERNATIONAL, INC.

May 10, 2011	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2011	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu, Chief Financial Officer
(Principal Accounting Officer)