Form 10-Q
period 2011-06-30
LIHUA INTERNATIONAL INC.
filed 2011-08-09
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No  ☐

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

There were 30,032,450 shares of the Registrant’s Common Stock issued and outstanding on August 4, 2011.

Lihua International, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,729,038	$90,609,340
Bills receivable, net	-	528,576
Accounts receivable, net	23,811,515	32,973,704
Prepayments for raw material purchases	23,594,404	-
Other receivables and current assets	548,468	21,967
Prepaid land use right – current portion	394,350	211,499
Deferred income tax assets	149,849	127,317
Inventories	17,845,910	16,155,862
Total current assets	165,073,534	140,628,265
OTHER ASSETS
Property, plant and equipment, net	18,021,183	18,189,255
Construction in progress	7,344,878	916,782
Prepaid land use right – long-term portion	18,604,728	18,546,744
Intangible assets	1,897	3,547
Total non-current assets	43,972,686	37,656,328
Total assets	$209,046,220	$178,284,593

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,317,819	$2,264,937
Accounts payable	8,692,421	6,012,035
Other payables and accruals	3,044,274	3,186,174
Due to a related party	140,000	-
Income taxes payable	4,727,549	4,981,383
Warrant liabilities	1,145,000	8,682,441
Total current liabilities	20,067,063	25,126,970
Total liabilities	20,067,063	25,126,970

STOCKOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
30,032,450 and 29,385,326 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3,003	2,938
Additional paid-in capital	78,312,835	71,251,843
Treasury stock, at cost, 264,047 shares and nil, as of June 30,2011 and December 31, 2010, respectively	(2,126,597)	-
Statutory reserves	8,869,528	7,556,187
Retained earnings	92,655,810	67,091,089
Accumulated other comprehensive income	11,264,578	7,255,566
Total stockholders' equity	188,979,157	153,157,623
Total liabilities and stockholders' equity	$209,046,220	$178,284,593

See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue	$167,012,527	$75,502,350	$303,943,623	$138,723,052

Cost of goods sold	(147,365,064)	(61,002,044)	(267,388,087)	(112,401,462)

Gross profit	19,647,463	14,500,306	36,555,536	26,321,590

Selling expenses	(668,366)	(570,420)	(1,191,402)	(1,021,297)
General and administrative expenses	(1,339,062)	(1,484,893)	(2,912,374)	(2,778,496)

Income from operations	17,640,035	12,444,993	32,451,760	22,521,797

Other income (expenses):
Interest income	136,941	61,065	270,046	94,416
Interest expenses	(49,014)	(40,288)	(70,480)	(69,458)
Gain on extinguishment of warrant liabilities	26,531	-	87,255	135,369
Change in fair value of warrants	1,179,151	888,975	2,554,252	2,234,829
Other income (expenses)	23,879	(68,397)	99,830	(68,397)

Total other income (expenses), net	1,317,488	841,355	2,940,903	2,326,759

Income before income tax	18,957,523	13,286,348	35,392,663	24,848,556

Provision for income tax	(4,591,447)	(3,388,056)	(8,514,601)	(6,093,706)

Net income	14,366,076	9,898,292	26,878,062	18,754,850

Other comprehensive income:
Foreign currency translation adjustment	2,344,495	698,345	4,009,012	746,801

Total comprehensive income	$16,710,571	$10,596,637	$30,887,074	$19,501,651

Earnings per share
Basic	$0.48	$0.35	$0.90	$0.70
Diluted	$0.48	$0.34	$0.89	$0.68

Weighted average number of shares outstanding
Basic	29,872,934	28,484,091	29,865,896	26,625,272
Diluted	30,111,142	29,326,571	30,200,087	27,477,388

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Treasury	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total

At January 1, 2011	29,385,326	$2,938	$71,251,843	$-	$7,556,187	$67,091,089	$7,255,566	$153,157,623

Net income	-	-	-	-	-	26,878,062	-	26,878,062
Foreign currency translation adjustment	-	-	-	-	-	-	4,009,012	4,009,012
Comprehensive income	-	-	-	-	-	-	-	30,887,074

Exercise of warrants	647,124	65	6,793,918	-	-	-	-	6,793,983

Repurchase of common stock	-	-	-	(2,126,597)	-	-	-	(2,126,597)

Share-based payments to employees and directors	-	-	267,074	-	-	-	-	267,074
				-
Appropriation of statutory reserves	-	-	-	-	1,313,341	(1,313,341)	-	-

At June 30, 2011 (Unaudited)	30,032,450	$3,003	$78,312,835	$(2,126,597)	$8,869,528	$92,655,810	$11,264,578	$188,979,157

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,878,062	$18,754,850
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,289,649	1,009,020
Loss on disposal of fixed assets	-	123,182
Share-based compensation	267,074	201,953
Gain on extinguishment of warrant liabilities	(87,255)	(135,369)
Change in fair value of warrants	(2,554,252)	(2,234,829)
Deferred income tax benefits	(19,351)	59,020
(Increase) decrease in assets:
Accounts receivable	9,826,535	(6,112,822)
Bills receivable	535,170	-
Prepayments for raw material purchases	(23,343,711)	-
Other receivables and current assets	(525,338)	274,600
Trade receivable from a related company	-	(228,887)
Inventories	(1,298,889)	2,232,887
Increase (decrease) in liabilities:
Accounts payable	2,513,027	2,382,124
Other payables and accruals	(430,361)	446,769
Income taxes payable	(366,207)	1,693,808
Net cash provided by operating activities	12,684,153	18,466,306

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(506,313)	(1,067,485)
Addition to construction in progress	(6,120,004)	-
Net cash used in investing activities	(6,626,317)	(1,067,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of expenses of $2,430,489	-	32,069,517
Release of restricted cash related to private placement	-	575,000
Repurchase of common stock	(2,126,597)	-
Proceeds from a related party	140,000	-
Proceeds from exercise of warrants	1,898,049	2,450,000
Net cash (used in) provided by financing activities	(88,548)	35,094,517

Foreign currency translation adjustment	2,150,410	491,718

INCREASE IN CASH AND CASH EQUIVALENTS	8,119,698	52,985,056
CASH AND CASH EQUIVALENTS, at the beginning of the period	90,609,340	34,614,838

CASH AND CASH EQUIVALENTS, at the end of the period	$98,729,038	$87,599,894

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Share-based compensation to employees and directors	$267,074	$201,953
Issue of common stock to settle warrant liabilities, net of cash received	4,895,934	4,766,160

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$70,480	$69,458
Cash paid for income taxes	$8,835,772	$4,340,878

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

As of June 30, 2011, details of the subsidiaries of the Company are as follows:

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Accounts and bills receivables
Accounts and bills receivables are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and provides allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

Construction in progress
Construction in progress includes direct costs of construction of buildings, equipment and other assets.  Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Prepaid land use right
Lease prepayments represent lump sum payments for land use rights in the PRC.  The amount is expensed over the period of land use rights of 50 years.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs
Research and development costs are expensed as incurred, and charged to general and administrative expense. For the six months ended June 30, 2011 and 2010, research and development costs were $99,493 and $69,703, respectively. For the three months ended June 30, 2011 and 2010, research and development costs were $55,003 and $34,860, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to general and administrative expense was $13,759 and $1,465 for the six months ended June 30, 2011 and 2010, and $13,759 and $733 for the three months ended June 30, 2011 and 2010, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the six months ended June 30, 2011 and 2010 were $990,014 and $810,943, and for the three months ended June 30, 2011 and 2010 were $559,257 and $453,406, respectively.

Foreign currency
The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The PRC subsidiaries of the Company maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB 6.4716	US$1=RMB6.6227

	Three months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5011	US$1=RMB6.8235

	Six months ended June 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB 6.5411	US$1=RMB6.8252

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 - Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 -Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity he presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated); and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,, 2011 AND 2010

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS– CONTINUED

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2011 to June 30, 2011 are summarized as follows:

Warrant Liability
Balance at January 1, 2011	$8,682,441
Exercise of warrants	(4,983,189)
Change in fair value included in earnings	(2,554,252)
Balance at June 30, 2011	$1,145,000

The Company did not identify any other assets and liabilities that are required to be presented on the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

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

The Company estimates the fair value of its warrants as of June 30, 2011 using the Black-Scholes option pricing model using the following assumptions:

Market price of common stock:	$6.09	$6.09
Exercise price:	$3.50	$4.80
Remaining contractual life (years):	2.33	3.18
Dividend yield:	−	−
Expected volatility:	32.36%	43.80%
Risk-free interest rate:	0.57%	0.88%

During the six months ended June 30, 2011, 542,300 warrants were exercised at $3.50 each in cash and 174,664 warrants were exercised on a cashless basis to purchase 104,824 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition”. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $60,724 was recognized.  For details, please refer to the following table.

Exercise date:	January 14,	March 3,	March 14,	March 17,	April 7,
Market price of common stock:	$10.64	$10.98	$10.19	$9.79	$8.39
Exercise warrants:	549,300	20,000	28,814	74,000	44,850
Exercise price:	$3.50	$3.50	$4.80	$3.50	$4.80
Remaining contractual life (years):	2.79	2.66	3.47	2.62	3.41
Dividend yield:	−	−	−	−	−
Expected volatility:	46.34%	48.00%	44.05%	48.54%	44.05%
Risk-free interest rate:	0.90%	1.09%	1.27%	0.86%	1.46%
Fair values:	$7.2301	$7.7083	$6.0599	$6.5324	$4.4485
Gain on extinguishment of warrant liabilities	$48,210	$8,153	$5,722	$(1,361)	$26,531

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 4	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET

Accounts receivable consisted of the following:
	June 30,	December 31,
	2011	2010

Accounts receivable	$23,811,515	$32,973,704
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$23,811,515	$32,973,704

Bills receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by customers’ bank.  Bills receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Bills receivable consisted of the following:
	June 30,	December 31,
	2011	2010

Bills receivable	$-	$528,576
Less: Allowance for doubtful debts	-	-

Bills receivable, net	$-	$528,576

NOTE 5	PREPAYMENTS, OTHER RECEIVABLES AND CURRENT ASSETS

In the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company.  Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of June 30, 2011, such prepayments were $23,594,404.

Other receivables and current assets consisted of the following:
	June 30,	December 31,
	2011	2010

Prepaid insurance	$369,750	$-
Other prepayments	59,895	-
Other receivables	118,823	21,967
Less: Allowance for valuation and doubtful debts	-	-

	$548,468	$21,967

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 6	INVENTORIES

Inventories by major categories are summarized as follows:
	June 30,	December 31,
	2011	2010

Raw materials	$9,023,460	$9,177,495
Work in progress	1,958,028	531,616
CCA and copper wire	3,868,511	4,372,682
Copper rod and anode	2,995,911	2,074,069

	$17,845,910	$16,155,862

NOTE 7	INTANGIBLE ASSETS

	June 30,	December 31,
	2011	2010

Computer software, cost	$11,379	$11,120
Less: Accumulated amortization	(9,482)	(7,573)

	$1,897	$3,547

Amortization expense for the six months ended June 30, 2011 and 2010 was $1,836 and $1,486, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was $985 and $821, respectively .The estimated amortization expense of intangible assets for the remainder of the fiscal year ending December 31, 2011 will be $1,897.

NOTE 8	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use right were $195,041 and $86,316 for the six months ended June 30, 2011 and 2010, and $98,144 and $43,179 for the three months ended June 30, 2011 and 2010, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter is $394,350 per annum.

As of June 30, 2011, prepaid land use rights included RMB32,399,100 ($5,006,351) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of June 30, 2011, RMB2,399,100 ($370,712) remained unpaid and no land use right certificate had been issued and the relevant formalities were not completed. Apart from the payment of $5,006,351 to the local authority, the Company also paid $5,606,162 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 9	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2011	2010

Cost:
Buildings	$10,558,397	$10,026,230
Office equipment	356,568	348,433
Motor vehicles	618,991	604,869
Machinery	13,005,364	12,499,837

Total cost	24,539,320	23,479,369
Less: Accumulated depreciation	(6,518,137)	(5,290,114)

Net book value	$18,021,183	$18,189,255

Depreciation expense was $1,092,772 and $921,218 for the six months ended June 30, 2011 and 2010, and $567,765 and $471,421 for the three months ended June 30, 2011 and 2010, respectively.

NOTE 10	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:

	June 30,	December 31,
	2011	2010

Construction of equipment	$533,555	$164,038
Construction of buildings	6,811,323	752,744

	$7,344,878	$916,782

NOTE 11	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	June 30,	December 31,
	2011	2010

Bank loan of RMB15,000,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 6.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom and matures on April 20, 2012	$2,317,819	$2,264,937

Total	$2,317,819	$2,264,937

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2011,	2010,

Accrued staff costs	$479,871	$564,943
Accrued expenses	3,656	183,341
Other taxes payable	1,925,750	1,838,501
Other payables	634,997	599,389

	$3,044,274	$3,186,174

NOTE 13	COMMON STOCK COMMON STOCK PURCHASE WARRANTS AND TREASURY STOCK

During the six months ended June 30, 2011, 542,300 shares of common stock were issued for cash upon exercise of 542,300 warrants at an exercise price of $3.50 per share, 101,000 warrants were exercised on a cashless basis to purchase 67,632 shares of common stock at an exercise price of $3.50 per share, and  73,664  warrants were exercised on a cashless basis to purchase 37,192 shares of common stock at an exercise price of $4.80 per share.

Warrants issued and outstanding at June 30, 2011, and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2010	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91
Granted / Vested	-
Forfeited	-
Exercised	(716,964)	3.63

Balance, June 30, 2011	421,456	$3.59	2.39	421,456	$3.59	2.39

On January 24, 2011, the Board of Directors approved a one-year share repurchase program of up to $15 million of the Company’s common stock, pursuant to which the Company was authorized to repurchase its outstanding common stock from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. During the six months ended June 30, 2011, the Company repurchased 264,047 shares of its common stock under the share repurchase authorization at a weighted-average price of $8.05 per share for an aggregate purchase cost of $2,126,597. As of June 30, 2011, the Company had approximately $12.9 million available under the existing $15 million share repurchase authorization.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2011 AND 2010

NOTE 14	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder

The Company recognized compensation expense of $127,125 and $63,562, related to the restricted shares granted by a principal stockholder to Mr. Yang “Roy” Yu, the Company’s Chief Financial Officer (CFO), based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the six and three months ended June 30, 2011, respectively.

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

On June 3, 2011, the Company granted options to each of its independent directors, Mr. Robert Bruce, Mr. Jonathan Serbin and Mr. Kelvin Lau to purchase 20,000 shares of the Company’s common stock at a strike price of $6.49 per share, in consideration of their services to the Company. The options vest and become exercisable in equal installments on July 14, 2011, October 14, 2011, January 14, 2012 and April 14, 2012 and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options granted to directors and employees are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly the Company recognized compensation expense of $139,949 and $57,213 for the six and three months ended June 30, 2011, respectively.

Options granted to Independent Directors and Employees

Options issued and outstanding at June 30, 2011 and their movements during the six months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2010	115,000	$6.74	$465,450	9
Granted	75,000	7.32	-	10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2011 (Unaudited)	190,000	$6.97	$116,700	8.86

Exercisable at June 30, 2011 (Unaudited)	130,000	$7.19	$116,700	8.36

(1)	The intrinsic value of the stock option at June 30, 2011 is the amount by which the market value of the Company’s common stock of $6.09 as of June 30, 2011 exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CCONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 15	INCOME TAXES

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

The New EIT Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New EIT Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2011, and no dividends were distributed in the years ended December 31, 2010 and 2009, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through June 30, 2011. Total undistributed earnings of these PRC subsidiaries at June 30, 2011 was RMB775,177,422 ($120,090,460).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC income tax:
Current – PRC	$4,581,443	$3,371,730	$8,533,952	$6,034,686
Deferred	10,004	16,326	(19,351)	59,020

	$4,591,447	$3,388,056	$8,514,601	$6,093,706

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CCONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 15	INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the United States income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Pre-tax income	$18,957,523	$13,286,348	$35,392,663	$24,848,556

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	6,445,557	4,517,358	12,033,505	8,448,509
Reconciling items:
Loss not recognized as deferred tax assets	196,876	225,106	425,909	458,539
Change in fair value of warrants	(409,933)	(302,251)	(898,113)	(805,867)
Rate differential for PRC earnings	(1,645,697)	(1,175,420)	(3,055,799)	(2,139,845)
Other	4,644	123,263	9,099	132,370

	$4,591,447	$3,388,056	$8,514,601	$6,093,706

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	June 30,	December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carryforward	$3,285,962	$2,860,053
Unrealized intercompany profit in inventory	30,580	74,363
Excess of accounting depreciation over tax depreciation	119,269	52,954
Less: Valuation allowance	(3,285,962)	(2,860,053)

	$149,849	$127,317

As of June 30, 2011 and December 31, 2010, our U.S. entity, i.e. Lihua International, Inc., had net operating loss carryforwards of $9,644,594 and $8,411,921, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of June 30, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of June 30, 2011 and December 31, 2010.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 16	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common shareholders:
- Basic and diluted	$14,366,076	$9,898,292	$26,878,062	$18,754,850

Weighted average number of shares:
- Basic	29,872,935	28,484,091	29,865,896	26,625,272
- Effect of dilutive warrants and options	238,207	842,480	334,191	852,116
- Diluted	30,111,142	29,326,571	30,200,087	27,477,388

Net income per share
- Basic	$0.48	$0.35	$0.90	$0.70

- Diluted	$0.48	$0.34	$0.89	$0.68

NOTE 17	RELATED PARTY TRANSACTIONS

(1)	Sales
For the six months ended June 30, 2011 and 2010, sales included $620,295 and $429,349, respectively that were made to Tianyi Telecom.  For the three months ended June 30, 2011 and 2010, sales included nil and $429,349, respectively that were made to Tianyi Telecom The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, the Company’s COO and one of the Company’s directors.

(2)	Guarantees
As of June 30, 2011, and December 31, 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,317,819 and $2,264,937, respectively (See Note 11 above).

(3)	Loans
On May 19, 2011, Magnify Wealth Enterprise Limited (“Magnify Wealth”), a British Virgin Islands corporation and an entity affiliated with Mr. Jianhua Zhu, the Chief Executive Officer and Chairman of the Company, agreed to loan the Company up to $4 million pursuant to the terms of a demand promissory note (the “Note ”) to partially fund the Company’s previously announced $15 million stock repurchase program to make open market purchases of the Company’s common stock (the “Repurchase Program”)(See Note 13 above). While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that the Company has encountered difficulty funding the Repurchase Program with US dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in US dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

On May 23, 2011, Magnify Wealth loaned $1 million under the Note, which amount the Company repaid in full on May 25, 2011 in RMB. On June 14, 2011, Magnify Wealth loaned $300,000 under the Note, which amount the Company repaid in full on June 14, 2011 in RMB. The total amount repaid was RMB8,434,660, which was repaid at the average rate of 6.4822 RMB per US dollar, which was based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of June 30, 2011, there was no outstanding loan under the Note.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 17	RELATED PARTY TRANSACTIONS – CONTINUED

(4)	Amount due to a related party

Amount due to Mr. Jianhua Zhu was unsecured, payable on demand and non-interest bearing. The amount was repaid in August 2011.

NOTE 18	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2011 and December 31, 2010, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2011 and 2010, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2011 and December 31, 2010 were due from customers located in the PRC.

Except for two customers which accounted for 14.85% and 13.03% of the Company’s revenue for the six months ended June 30, 2011, respectively, there was no other single customer who accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2011 or 2010.

Except for one customer which accounted for 14.83% of the Company’s revenue for the three months ended June 30, 2011, there was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2011 or 2010.

There were two customers who accounted for 22.2% and 12.73%, respectively, of total accounts receivable of the Company as of June 30, 2011. There were two customers who accounted for 20.5% and 15.2%, respectively, of total accounts receivable of the Company as of December 31, 2010. There was no other customer who accounted for 10% or more of the Company’s accounts receivable as of June 30, 2011 or December 31, 2010.

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

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2011 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2011	$25,960
- fiscal year ending December 31, 2012	55,627
- fiscal year ending December 31, 2013	59,955
- fiscal year ending December 31, 2014 and thereafter	20,397

Total	$161,939

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

NOTE 19	COMMITMENTS AND CONTINGENCIES - CONTINUED

	June 30,	December 31,
	2011	2010
Capital commitments – contracted but not provided for:

Acquisition or construction of buildings - within one year	$4,791,705	$1,664,997
Purchase of machinery - within one year	145,250	-

	$4,936,955	$1,664,997

NOTE 20	SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue from unaffiliated customers:
Copper and CCA wire	$93,513,329	$68,318,870	$164,424,965	$108,937,801
Copper anode	73,499,198	-	139,518,658	-
Refined copper rod	-	7,183,480	-	29,785,251
	$167,012,527	$75,502,350	$303,943,623	$138,723,052

Gross profit:
Copper and CCA wire	$13,833,862	$13,799,167	$24,810,315	$23,697,804
Copper anode	5,813,601	-	11,745,221	-
Refined copper rod	-	701,139	-	2,623,786
	$19,647,463	$14,500,306	$36,555,536	$26,321,590

Item. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

In this report, the “Company,” “we,” “us” and “our” refer to Lihua International, Inc. and its subsidiaries.

OVERVIEW

We are principally engaged in the production of copper replacement products which include refined copper products, copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and CCA wire.  Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently all of the copper rod we produce is being used internally as a raw material for superfine copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper.   We added a second 25,000 ton capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year.  We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and holds a wide range of potential end market uses.  We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

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

We have expanded our business from the CCA superfine wire segment into the scrap copper refinery business because we believe that the scrap copper refinery business allows us to sell into the much bigger pure copper products market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to both the scrap copper cleaning as well as superfine wire drawing.   We believe that the ability to sell into the large and growing copper and copper replacement products market in China offers us substantial opportunity to increase our sales in the future.   We anticipate that we will continue to expand production capacity in both refined copper products and CCA wire.  For 2011 and 2012, we expect the majority of our investment and resulting planned growth in sales volume will occur in the refined copper products business, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and copper conglomerates as well as manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper.  During 2010 and the first half of 2011, we sold copper anode to a few copper conglomerates which use our product to produce copper cathode.  We sold copper rod to approximately 50 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $50.0 million, $161.5 million and $370.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively. We achieved net income of $11.7 million, $13.7 million and $38.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively.  In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.  In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash charges, net income for 2010 was $39.7 million, up 55.1% from 2009. The Company recognized a $2.6 million non-cash gain, which is a non-cash benefit from the change in fair value of these warrants for the six-month period ended June 30, 2011. Excluding the impact of this non-cash gain, net income for the first half of 2011 was $24.3 million, up 47.2% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have two smelting facilities one of which is allocated to copper rod and one to copper anode production. Each smelting facility is capable of producing 25,000 tons per year.  During the six months ended June 30, 2011, we sold 14,908 tons of copper anode and 15,941 tons of CCA and copper wire products.  As of June 30, 2011, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We added six high-capacity copper wire drawing production lines in first half 2010, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 tons of copper wire, close to the 25,000 tons annual output of the smelter for copper rod production.  As noted above, in the third quarter of 2010 we added a second smelter with 25,000 tons of annual capacity and started copper anode production.  On our new plant construction site (adjacent to our current facility), we are planning to add two new smelters with 25,000 tons of annual capacity each, which are anticipated to be completed in the fourth quarter of this year. Our sales of copper anode are currently capacity-constrained and we expect this surplus of orders to continue into the near future,

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

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower. As copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis.  Despite the implications of copper price volatility on our gross and net profit margins in percentage terms per ton of copper or CCA processed, during the past three years the markup, or our gross and net profit in absolute dollar terms per ton processed, has not been materially affected by the change of copper prices. The Shanghai Changjiang Commodity Market, one of the major metals trading markets in the world, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants in China.

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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, which is essentially our gross profit.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures in percentage terms, during the past three years the mark-up, or our gross and net profit in absolute dollars per ton processed, have not been materially affected by the change in copper prices.

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

Generally, copper anode and copper rod products contribute a substantially lower gross profit margin compared to the wire products.  However, given the quick turnover and large volume production of the refined copper products, as well as primarily cash on delivery payment terms with our customers, the return on invested capital for the refined copper products and working capital turnover are better than that of the wire products.

PRINCIPAL INCOME STATEMENT COMPONENTS

Sales

Our sales are derived from sales of our products net of value-added taxes.

Our collection practices vary on a product line basis.  For our copper anode sales, we generally receive 70% of the order value upon delivery, which can take two to seven days from shipment from our facilities, with the remaining 30% due within 30 days. For our wire products, we generally receive payment in full upon delivery.  However, we also extend credit for 30 days to 60 days to certain of our established customers in the CCA wire category.

Cost of sales

Our cost of sales primarily consists of direct material costs, and, to a lesser extent, direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

Gross profit

Our gross profit is affected by our product mix, as copper anode and copper rod provide lower margins compared to our copper and CCA wire products.  Our gross profit as a percentage of revenue is also affected by the relative cost of raw materials (scrap copper and large diameter CCA wire), which is defined with reference to the cost of copper.  We price our products based on the market price for materials plus a fixed dollar mark-up per ton processed, which is essentially our gross profit.

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

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income and expense

Other income and expense includes interest income, interest expense, merger costs, foreign currency translation adjustments, and other income.

Our interest expense consists of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $1,145,000 as of June 30, 2011 and the Company recognized a $2,554,252 gain, which is a non-cash benefit from the change in fair value of these warrants for the six-month period ended June 30, 2011.

Income taxes

We have subsidiaries incorporated in the British Virgin Islands and Hong Kong. Under the current laws of the Cayman Islands and British Virgin Islands, we are not subject to any income or capital gains tax, and dividend payments we make are not subject to any withholding tax in the Cayman Islands or British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in Hong Kong.

The PRC’s Unified Enterprise Income Tax Law (the “New EIT Law”) also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New EIT Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2011, and no dividends were distributed in the years ended December 31, 2010 and 2009, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through June 30, 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

Sales

Our business for the three months ended June 30, 2011 continued to demonstrate robust growth.  Net sales increased by 121.2% from $75.5 million in the three months ended June 30, 2010 to $167.0 million in the three months ended June 30, 2011. This growth was primarily driven by: i) the launch of the new smelter capacity in the third quarter of 2010, which increased capacity and allowed us to keep up with increased product demand; ii) strong market demand for our CCA and copper wire products; and iii) the increase of copper prices during the second quarter of 2011 relative to the same period of last year.  Please see the table below for more details regarding the product sales breakdown by specific category.

	Three months ended June 30,
	2011			2010
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$93,513,329	9,217	$10,146	$68,318,870	8,341	$8,191
Copper anode	73,499,198	7,912	9,290	-	-	-
Copper rod	-	-	-	7,183,480	997	7,205
Total	$167,012,527	17,129	$9,750	$75,502,350	9,338	$8,085

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,				Change in three months ended June 30, 2011 compared to three months ended June 30, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$167,013	100.0%	$75,502	100.0%	$121.2%
Total Cost of Sales	(147,366)	(88.2)%	(61,002)	(80.8)%	141.6%
Gross Profit	$19,647	11.8%	$14,500	19.2%	35.5%

Total cost of sales for the three months ended June 30, 2011 was $147.4 million, reflecting an increase of 141.6% from the same period last year. As a percentage of total sales, our cost of sales increased to 88.2% of total sales for the three months ended June 30, 2011, compared to 80.8% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 11.8% in the three months ended Jun 30, 2011 from 19.2% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our wire products; and ii) the sharp increase in the price of copper. During the second quarter of 2011, the average copper price was RMB69,474 per ton compared to RMB56,160 per ton from the same period last year, an increase of 23.7%.

Gross profit for the three months ended June 30, 2011 was $19.6 million, up 35.5% from gross profit of $14.5 million for the same period in 2010.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,				Change in three months ended June 30, 2011 compared to three months ended June 30, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$19,647	11.8%	$14,500	19.2%	35.5%
Operating Expenses:
Selling expenses	(668)	(0.4)%	(570)	(0.8)%	17.2%
General & administrative expenses	(1,339)	(0.8)%	(1,485)	(2.0)%	(9.8	) %
Total operating expense	(2,007)	(1.2)%	(2,055)	(2.8)%	(2.3	) %
Income from operations	$17,640	10.6%	$12,445	16.5%	41.7%

Total selling, general and administrative expenses were approximately $2,007,000 for the three months ended June 30, 2011, a decrease of 2.3% compared to approximately $2,055,000 for the same period last year.

Selling expenses were approximately $668,000 for the three months ended June 30, 2011, an increase of 17.2% compared to the same period last year. The increase was attributable to:
●	Increased costs related to product distribution and insurance as a result of expanded business volume; and

●	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were approximately $1,339,000 for the three months ended June 30, 2011, a decrease of 9.8% compared to the same period last year. The primary factor which caused this decrease were improved production efficiency and G&A leverage, partially offset by higher professional fees related to Sarbanes-Oxley compliance and other requirements as a public company.

Interest Expense

Interest expense was $49,014 for the three months ended June 30, 2011, compared to $40,288 for the same period last year.

Income Tax

For the three months ended June 30, 2011, income tax expense was $ 4,591,447, reflecting an effective tax rate of 24.2%.  The effective tax rate for the same period in 2010 was 25.5%. Excluding the non-taxable gain on warrants and the operating loss of the US entity, the effective tax rate was 25.0% and 25.4% for the three months ended June 30, 2011 and 2010, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended June 30, 2011 was $14.4 million, or 8.6% of net revenue, compared to $9.9 million, or 13.1% of net revenue, up 45.1% from the same period in 2010. The net income for the three months ended June 30, 2011 was impacted by a $1.2 million non-cash gain as a result of the change of the fair value of the warrants. Excluding the impact of this non-cash gain, net income for the three months ended June 30, 2011 was $13.2 million.

Foreign Currency Translation Gains

During the three months ended June 30, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $2,344,495.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX MONTHS ENDED JUNE 30, 2010

Sales

Our business for the six months ended June 31, 2011 continued to demonstrate robust growth.  Net sales increased by 119.1% from $138.7 million in the six months ended June 30, 2010 to $303.9 million in the six months ended June 30, 2011. This growth was primarily driven by: i) the launch of the new smelting capacity in the third quarter of 2010, which increased capacity and allowed us to keep up with increased product demand; ii) strong market demand for our CCA and copper wire products; and iii) the increase of copper prices during the first half of 2011 relative to the same period of last year.  Please see the table below for more details regarding the product sales breakdown by specific category.
	Six months ended June 30,
	2011			2010
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$164,424,965	15,941	$10,315	$108,937,801	13,019	$8,368
Copper anode	139,518,658	14,908	9,359	-	-	-
Copper rod	-	-	-	29,785,251	3,994	7,457
Total	$303,943,623	30,849	$9,853	$138,723,052	17,013	$8,154

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,				Change in six months ended June 30, 2011 compared to six months ended June 30, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Total Sales	$303,944	100.0%	$138,723	100.0%	119.1%
Total Cost of Sales	(267,388)	(88.0)%	(112,401)	(81.0)%	137.9%
Gross Profit	$36,556	12.0%	$26,322	19.0%	38.9%

Total cost of sales for the six months ended June 30, 2011 was $267.4 million, reflecting an increase of 137.9% from the same period last year. As a percentage of total sales, our cost of sales increased to 88.0% of total sales for the six months ended June 30, 2011, compared to 81.0% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 12.0% in the six months ended June 31, 2011 from 19.0% for the same period last year, principally due to i) the addition of refined copper products, which have a lower margin compared to our wire products; and ii) the sharp increase in the price of copper. During the first half of 2011, the average copper price was RMB70,462 per ton compared to RMB57,339 per ton from the same period last year, an increase of 22.9%.

Gross profit for the six months ended June 30, 2011 was $36.6 million, up 38.9% from gross profit of $26.3 million for the same period in 2010.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,				Change in six months ended June 30, 2011 compared to six months ended June 30, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$36,556	12.0%	$26,322	19.0%	38.9%
Operating Expenses:
Selling expenses	(1,192)	(0.4)%	(1,021)	(0.7)%	16.7%
General & administrative expenses	(2,912)	(1.0)%	(2,779)	(2.0)%	4.8%
Total operating expense	(4,104)	(1.4)%	(3,800)	(2.7)%	8.0%
Income from operations	$32,452	10.7%	$22,522	16.3%	44.1%

Total selling, general and administrative expenses were approximately $4,104,000 for the six months ended June 30, 2011, compared to approximately $3,800,000 for the same period last year, an increase of 8.0%.

* Excluding the non-taxable gain on warrants and the operating loss of the US entity, the effective tax rate was 25.0% and 25.4% for the three months ended June 30, 2011 and 2010, respectively.

Selling expenses were approximately $1,192,000 for the six months ended June 30, 2011, an increase of 16.7% compared to the same period last year. The increase was attributable to:
●	Increased costs related to product distribution and insurance as a result of expanded business volume; and

●	Increased staffing costs as we continued to expand the sales force during the period,

General & administrative expenses were approximately $2,912,000 for the six months ended June 30, 2011, an increase of 4.8% compared to the same period last year. The primary factor which caused this increase was our expanded scale of operations, and higher professional fees related to Sarbanes-Oxley compliance other requirements as a public company.

Interest Expense

Interest expense was $70,480 for the six months ended June 30, 2011, compared to $69,458 for the same period last year.

Income Tax

For the six months ended June 30, 2011, income tax expense was $8,514,601, reflecting an effective tax rate of 24.1%.  The effective tax rate for the same period in 2010 was 24.5%. Excluding the non-taxable gain on warrants and the operating loss of the US entity, the effective tax rate was 25.0% and 25.6% for the six months ended June 30, 2011 and 2010, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the six months ended June 30, 2011 was $26.9 million, or 8.8% of net revenue, compared to $18.8 million, or 13.5% of net revenue, up 43.3% from the same period in 2010. The net income for the six months ended June 30, 2011 was impacted by a $2.6 million non-cash gain as a result of the change of the fair value of the warrants. Excluding the impact of this non-cash gain, net income for the six months ended June 30, 2011 was $24.3 million.

Foreign Currency Translation Gains

During the six months ended June 30, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $4,009,012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

As of June 30, 2011, we had approximately $98.7 million in cash, up $8.1 million from $90.6 million at December 31, 2010. The following table summarizes our cash flows for each of the periods indicated:

	Six months Ended June 30,
	2011	2010
	(US$)
Net cash provided by operating activities	$12,684,153	$18,466,306
Net cash used in investing activities	(6,626,317)	(1,067,485)
Net cash (used in) provided by financing activities	(88,548)	35,094,517
Effect of exchange rate on cash and cash equivalents	2,150,410	491,718
Cash and cash equivalents at beginning of period	90,609,340	34,614,838
Cash and cash equivalents at end of period	$98,729,038	$87,599,894

Operating activities

For the six months ended June 30, 2011, cash provided by operating activities totaled $12.7 million compared to $18.5 million in the same period of 2010. This was primarily attributable to: i) a $26.9 million net earnings; ii) a $9.8 million accounts receivable decrease, which was mainly caused by the shorter credit terms we granted to our wire customers as the increase of our raw material price, i.e. copper price, and tightening credit market in China; iii) a $2.5 million accounts payable increase due to the increase of raw material purchase; offset by (iv) a $1.3 million inventory increase, resulting from the expansion of production capacity and revenue growth; and v) a $23.3 million prepayments for raw material purchases increase, which was primarily caused by advanced payment for the importation of our raw material from overseas.

Investing activities

For the six months ended June 30, 2011 we had a net cash outflow of $6.6 million from investing activities for the addition to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all being part of our planned expansion.

Financing activities

For the six months ended June 30, 2011, we had a net cash outflow of $88,548 from financing activities, including $1.9 million of proceeds from the exercise of outstanding warrants and a $2.1 million cash outflow due to the purchase of our common stock pursuant to our stock repurchase program.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

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

Accounts and bills receivables
Accounts and bills receivables are stated at cost, net of an allowance for doubtful accounts.   We maintain allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. We review the accounts receivable on a periodic basis and provide allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Accounts receivable

For the six-month period ended June 30, 2011, we sold 15,941 tons of CCA and copper wire and 14,908 tons of copper anode.  In the same period last year, we sold 13,019 tons of CCA and copper wire and 3,994 tons of copper rod. As CCA is an emerging product in the PRC, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of June 30,
	2011	2010

CCA Wire and Copper Wire	$10,692,744	$16,550,682
Copper Anode	13,118,771	—
Copper Rod	—	649,844
Total	$23,811,515	$17,200,526

Off-balance sheet arrangements

As of June 30, 2011 and December 31, 2010, we had no off balance sheet arrangements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Substantially all of our revenues and expenditures are denominated in Renminbi. As a result, fluctuations in the exchange rate between the U.S. dollars and Renminbi will affect our financial results in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. The Renminbi’s exchange rate with the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The exchange rate for conversion of Renminbi into foreign currencies is heavily influenced by intervention in the foreign exchange market by the People’s Bank of China. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately 8.3 Renminbi per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. However, the Renminbi is restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollar, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the Renminbi exchange rate. Nevertheless, under China’s current exchange rate regime, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi against the U.S. dollar.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of June 30, 2011 and December 31, 2010, we have cash denominated in Renminbi amounting to RMB638.5 million ($98.7 million) and RMB595.2 million ($89.9 million), respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized foreign currency translation adjustments of approximately RMB15.2 million ($2.3 million) and RMB26.2 million ($4 million) for the three and six months ended June 30, 2011, respectively.

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

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB15 million ($2.3 million) as of June 30, 2011. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB150,000 ($23,178). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

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

 In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the second  fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s  Form 10-K for the year ended December 31, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to our approved Company stock purchase program, we made the following purchases of our equity securities during the second quarter of 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 through April 30, 2011	-	-	-
May 1 through May 31, 2011	108,447	7.6188	206,047
June 1 through June 30, 2011	58,000	6.4501	264,047

Total	166,447	7.2116	264,047	$12,873,403	(1)

(1) Based on the previously announced $15 million repurchase plan.

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

August 9, 2011	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2011	By:	/s/ Yang “Roy” Yu
Yang “Roy” Yu, Chief Financial Officer
(Principal Accounting Officer)