Form 10-Q
period 2011-09-30
LIHUA INTERNATIONAL INC.
filed 2011-11-09
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer(Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  ☐    No  ☒

There were 30,032,450 shares of the Registrant’s Common Stock issued and outstanding on November 8, 2011.

TABLE OF CONTENTS

Lihua International, Inc.

PART 1 — FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$101,954,549	$90,609,340
Bills receivable, net	-	528,576
Accounts receivable, net	25,682,050	32,973,704
Prepayments for raw material purchases	25,180,104	-
Other receivables and prepayments	470,879	21,967
Prepaid land use right – current portion	401,592	211,499
Deferred income tax assets	51,383	127,317
Inventories	19,224,126	16,155,862
Total current assets	172,964,683	140,628,265
OTHER ASSETS
Property, plant and equipment, net	18,353,484	18,189,255
Construction in progress	14,608,932	916,782
Prepaid land use right – long-term portion	18,846,004	18,546,744
Intangible assets	1,050	3,547
Total non-current assets	51,809,470	37,656,328
Total assets	$224,774,153	$178,284,593

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$2,360,383	$2,264,937
Accounts payable	8,495,621	6,012,035
Other payables and accruals	2,616,696	3,186,174
Income taxes payable	4,517,366	4,981,383
Warrant liabilities	516,000	8,682,441
Total current liabilities	18,506,066	25,126,970
Total liabilities	18,506,066	25,126,970

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,032,450 and 29,385,326 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3,003	2,938
Additional paid-in capital	78,425,039	71,251,843
Treasury stock, at cost, 264,047 shares and nil, as of September 30,2011 and December 31, 2010, respectively	(2,126,597)	-
Statutory reserves	9,623,789	7,556,187
Retained earnings	105,429,632	67,091,089
Accumulated other comprehensive income	14,913,221	7,255,566
Total stockholders' equity	206,268,087	153,157,623
Total liabilities and stockholders' equity	$224,774,153	$178,284,593
See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$155,570,657	$96,337,451	$459,514,280	$235,060,503
Cost of goods sold	(136,113,727)	(81,215,627)	(403,501,814)	(193,617,089)
Gross profit	19,456,930	15,121,824	56,012,466	41,443,414
Selling expenses	(633,584)	(422,209)	(1,824,986)	(1,443,506)
General and administrative expenses	(1,498,306)	(1,192,225)	(4,410,680)	(3,970,721)
Income from operations	17,325,040	13,507,390	49,776,800	36,029,187
Other income (expenses):
Interest income	135,276	80,289	405,322	174,705
Interest expenses	(38,694)	(30,090)	(109,174)	(99,548)
Exchange expenses	(104,397)	(31,810)	(104,397)	(31,810)
Gain on extinguishment of warrant liabilities	-	-	87,255	135,369
Change in fair value of warrants	629,000	(128,994)	3,183,252	2,105,835
Other income (expenses)	670	22,305	100,500	(46,092)
Total other income (expenses), net	621,855	(88,300)	3,562,758	2,238,459

Income before income tax	17,946,895	13,419,090	53,339,558	38,267,646
Provision for income tax	(4,418,812)	(3,563,385)	(12,933,413)	(9,657,091)
Net income	13,528,083	9,855,705	40,406,145	28,610,555
Other comprehensive income:
Foreign currency translation adjustment	3,648,643	1,927,900	7,657,655	2,674,701
Total comprehensive income	$17,176,726	$11,783,605	$48,063,800	$31,285,256

Earnings per share
Basic	$0.45	$0.34	$1.35	$1.04
Diluted	$0.45	$0.33	$1.34	$1.01

Weighted average number of shares outstanding
Basic	29,768,403	29,143,432	29,833,041	27,473,883
Diluted	29,976,702	29,968,087	30,124,791	28,318,052

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Treasury	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Reserves	Earnings	Income	Total
At January 1, 2011	29,385,326	$2,938	$71,251,843	$-	$7,556,187	$67,091,089	$7,255,566	$153,157,623

Net income	-	-	-	-	-	40,406,145	-	40,406,145
Foreign currency translation adjustment	-	-	-	-	-	-	7,657,655	7,657,655
Comprehensive income								48,063,800

Exercise of warrants	647,124	65	6,793,918	-	-	-	-	6,793,983

Repurchase of common stock	-	-	-	(2,126,597)	-	-	-	(2,126,597)

Share-based payments to employees and directors	-	-	379,278	-	-	-	-	379,278
				-
Appropriation of statutory reserves	-	-	-	-	2,067,602	(2,067,602)	-	-

At September 30, 2011 (Unaudited)	30,032,450	$3,003	$78,425,039	$(2,126,597)	$9,623,789	$105,429,632	$14,913,221	$206,268,087

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,406,145	$28,610,555
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,583,729	1,599,171
Loss on disposal of fixed assets	-	123,513
Share-based compensation	379,278	321,330
Gain on extinguishment of warrant liabilities	(87,255)	(135,369)
Change in fair value of warrants	(3,183,252)	(2,105,835)
Deferred income tax benefits	79,515	58,268
(Increase) decrease in assets:
Accounts receivable	8,490,664	(17,711,584)
Bills receivable	538,761	-
Prepayments for raw material purchases	(24,627,478)	-
Other receivables and prepayments	(438,156)	358,042
Inventories	(2,335,047)	1,818,980
Increase (decrease) in liabilities:
Accounts payable	2,181,287	11,013,062
Other payables and accruals	(900,961)	1,055,929
Income taxes payable	(659,145)	2,251,484
Net cash provided by operating activities	21,428,085	27,257,546
CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit for land use right	-	(4,407,293)
Purchase of property, plant and equipment	(795,554)	(1,301,573)
Addition to construction in progress	(13,133,784)	-
Net cash used in investing activities	(13,929,338)	(5,708,866)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from public offering of common stock, net of expenses of $2,430,489	-	32,069,517
Release of restricted cash related to private placement	-	575,000
Repurchase of common stock	(2,126,597)	-
Proceeds from exercise of warrants	1,898,049	2,450,000
Net cash (used in) provided by financing activities	(228,548)	35,094,517
Foreign currency translation adjustment	4,075,010	1,701,651

INCREASE IN CASH AND CASH EQUIVALENTS	11,345,209	58,344,848
CASH AND CASH EQUIVALENTS, at the beginning of the period	90,609,340	34,614,838

CASH AND CASH EQUIVALENTS, at the end of the period	$101,954,549	$92,959,686

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Share-based compensation to employees and directors	$379,278	$321,330
Issue of common stock to settle warrant liabilities, net of cash received	$4,895,934	$4,766,160

SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$109,174	$99,548
Cash paid for income taxes	$13,394,574	$7,347,339

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

As of September 30, 2011, details of the subsidiaries of the Company are as follows:

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

Basis of preparation
These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Accounts and bills receivables
Accounts and bills receivables are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts and bills receivables on a periodic basis and provides allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	20
Machinery	5-10
Office equipment & motor vehicles	5

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Property, plant and equipment (continued)
The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment are present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Sales revenue is recognized net of value added tax, sales discounts and returns at the time when the merchandise is sold and delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Research and development costs
Research and development costs are expensed as incurred, and charged to general and administrative expense. For the nine months ended September 30, 2011 and 2010, research and development costs were $148,665 and $115,325, respectively. For the three months ended September 30, 2011 and 2010, research and development costs were $49,172 and $45,622, respectively.

Advertising costs
The Company expenses all advertising costs as incurred.  The total amount of advertising costs charged to general and administrative expense was $17,036 and $4,501 for the nine months ended September 30, 2011 and 2010, and $3,277 and $3,036 for the three months ended September 30, 2011 and 2010, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expense.  Shipping and handling costs for the nine months ended September 30, 2011 and 2010 were $1,503,913 and $1,133,793, and for the three months ended September 30, 2011 and 2010 were $513,899 and $322,850, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency
The Company has its local currency, Renminbi (“RMB”), as its functional currency.  The Company’s subsidiaries maintain their books and records in their functional currency, RMB.  The consolidated financial statements of the Company are translated from RMB into United States dollars (“U.S. Dollar” or “US$” or “$”). Accordingly, assets and liabilities are translated from RMB into U.S. Dollar using the applicable exchange rates prevailing at the balance sheet dates.  Items on the statements of income and cash flows are translated at the average exchange rates during the reporting periods. Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2011	December 31, 2010
Balance sheet items, except for equity accounts	US$1=RMB6.3549	US$1=RMB6.6227

	Three months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.4176	US$1=RMB6.7725

	Nine months ended September 30,
	2011	2010
Items in the statements of income and cash flows	US$1=RMB6.4975	US$1=RMB6.8069

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

In January 2011, the FASB issued ASU No. 2011-02- Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this update provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  For public companies, the new guidance is effective for interim and annual periods beginning on or after September 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption within those annual periods. Early application is permitted. The adoption of the provisions in ASU 2011-02 will have no material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2011 to September 30, 2011 are summarized as follows:

Warrant Liability
Balance at January 1, 2011	$8,682,441
Exercise of warrants	(4,983,189)
Change in fair value included in earnings	(3,183,252)
Balance at September 30, 2011	$516,000

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

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income.  The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition” and ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS– CONTINUED

The Company estimated the fair value of its warrants as of September 30, 2011 using the Black-Scholes option pricing model using the following assumptions:

	Warrants to
	purchase	Warrants to
	393,000 shares	purchase 28,456
	of common	shares of common
	stock	stock
Market price of common stock:	$4.35	$4.35
Exercise price:	$3.50	$4.80
Remaining contractual life (years):	2.08	2.93
Dividend yield:	−	−
Expected volatility:	33.11%	42.48%
Risk-free interest rate:	0.26%	0.39%

During the nine months ended September 30, 2011, 542,300 warrants were exercised at $3.50 each in cash and 174,664 warrants were exercised on a cashless basis to purchase 104,824 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $87,255 was recognized.  For details, please refer to the following table.

	January 14,	March 3,	March 14,	March 17,	April 7,
Exercise date:
Market price of common stock:	$10.64	$10.98	$10.19	$9.79	$8.39
Exercise warrants:	549,300	20,000	28,814	74,000	44,850
Exercise price:	$3.50	$3.50	$4.80	$3.50	$4.80
Remaining contractual life (years):	2.79	2.66	3.47	2.62	3.41
Dividend yield:	−	−	−	−	−
Expected volatility:	46.34%	48.00%	44.05%	48.54%	44.05%
Risk-free interest rate:	0.90%	1.09%	1.27%	0.86%	1.46%
Fair values:	$7.2301	$7.7083	$6.0599	$6.5324	$4.4485
Gain on extinguishment of warrant liabilities	$48,210	$8,153	$5,722	$(1,361)	$26,531

NOTE 4	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET

Accounts receivable consisted of the following:
	September 30,	December 31,
	2011	2010

Accounts receivable	$25,682,050	$32,973,704
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$25,682,050	$32,973,704

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 4	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET (CONTINUED)

Bills receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by the customers’ bank.  Bills receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Bills receivable consisted of the following:
	September 30,	December 31,
	2011	2010

Bills receivable	$-	$528,576
Less: Allowance for doubtful debts	-	-

Bills receivable, net	$-	$528,576

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company.  Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of September 30, 2011, such prepayments were $25,180,104.

NOTE 6	OTHER RECEIVABLES AND PREPAYMENTS

Other receivables and prepayments consisted of the following:
	September 30,	December 31,
	2011	2010

Prepaid insurance	$246,500	$-
Other prepayments	60,695	-
Other receivables	163,684	21,967
Less: Allowance for valuation and doubtful debts	-	-

	$470,879	$21,967

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:
	September 30,	December 31,
	2011	2010
Raw materials	$12,191,720	$9,177,495
Work in progress	1,930,456	531,616
CCA and copper wire	3,639,707	4,372,682
Copper rod and anode	1,462,243	2,074,069

	$19,224,126	$16,155,862

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 8	INTANGIBLE ASSETS

	September 30,	December 31,
	2011	2010

Computer software, cost	$11,588	$11,120
Less: Accumulated amortization	(10,538)	(7,573)

	$1,050	$3,547

Amortization expense for the nine months ended September 30, 2011 and 2010 was $2,711 and $2,325, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was $875 and $839, respectively. The estimated amortization expense of intangible assets for the remainder of the fiscal year ending December 31, 2011 will be $1,050.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying its building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights were $294,524 and $130,450 for the nine months ended September 30, 2011 and 2010, and $99,483 and $44,134 for the three months ended September 30, 2011 and 2010, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter is $401,592 per annum.

As of September 30, 2011, prepaid land use rights included RMB32,399,100 ($5,098,286) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of September 30, 2011, RMB2,399,100 ($377,520) remained unpaid. Apart from the payment of $5,098,286 to the local authority, the Company also paid $5,709,113 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,910 ($377,520).  Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers.  However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government.  The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu by the second quarter 2012.  Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

Based upon the local government practice, as well as the Company’s prior experience obtaining land use rights after going through the same process, management believes that the risk of losing the already allocated land use right is extremely low.  In the unlikely event that the local government is unable to issue the physical land use right certificate for the remaining 80 mu of land, we believe we would have the right to receive a refund of the payment we made to the local government with respect to the land use right and, request to receive additional monies from the local government for construction costs incurred to date on the land.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	September 30,	December 31,
	2011	2010

Cost:
Buildings	$10,752,289	$10,026,230
Office equipment	366,430	348,433
Motor vehicles	682,434	604,869
Machinery	13,481,059	12,499,837

Total cost	25,282,212	23,479,369
Less: Accumulated depreciation	(6,928,728)	(5,290,114)

Net book value	$18,353,484	$18,189,255

Depreciation expense was $1,286,494 and $1,466,396 for the nine months ended September 30, 2011 and 2010, and $193,722  and $545,178 for the three months ended September 30, 2011 and 2010, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress consisted of the following:
	September 30,	December 31,
	2011	2010

Construction of equipment	$577,530	$164,038
Construction of buildings	14,031,402	752,744

	$14,608,932	$916,782

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	September 30,	December 31,
	2011	2010

Bank loan of RMB15,000,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 6.31% p.a., guaranteed by Mr. Jianhua Zhu and Tianyi Telecom and matures on April 20, 2012.	$2,360,383	$2,264,937

Total	$2,360,383	$2,264,937

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 13	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	September 30,	December 31,
	2011,	2010,

Accrued staff costs	$493,594	$564,943
Accrued expenses	3,724	183,341
Other taxes payable	1,439,464	1,838,501
Other payables	679,914	599,389

	$2,616,696	$3,186,174

NOTE 14	COMMON STOCK WARRANTS AND TREASURY STOCK

During the nine months ended September 30, 2011, 542,300 shares of common stock were issued for cash upon exercise of 542,300 warrants at an exercise price of $3.50 per share, 101,000 warrants were exercised on a cashless basis to purchase 67,632 shares of common stock, which would have been exercisable in cash for $3.50 per share, and 73,664 warrants were exercised on a cashless basis to purchase 37,192 shares of common stock, which would have been exercisable in cash for $4.80 per share.

Warrants issued and outstanding at September 30, 2011, and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, December 31, 2010	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91
Granted / Vested	-
Forfeited	-
Exercised	(716,964)	3.63
Balance, September 30, 2011	421,456	$3.59	2.14	421,456	$3.59	2.14

On January 24, 2011, the Board of Directors approved a one-year share repurchase program of up to $15 million of the Company’s common stock, pursuant to which the Company was authorized to repurchase its outstanding common stock from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. During the nine months ended September 30, 2011, the Company repurchased 264,047 shares of its common stock under the share repurchase authorization at a weighted-average price of $8.05 per share for an aggregate purchase cost of $2,126,597. As of September 30, 2011, the Company had approximately $12.9 million available under the existing $15 million share repurchase authorization.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 15	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder
The Company recognized compensation expense of $190,688 and $63,563, related to the restricted shares granted by a principal stockholder to Mr. Yang “Roy” Yu, the Company’s then Chief Financial Officer, based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the nine and three months ended September 30, 2011, respectively.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options granted to directors and employees are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $188,590 and $48,641 for the nine and three months ended September 30, 2011, respectively.

Options issued and outstanding at September 30, 2011 and their movements during the nine months then ended are as follows:

	Number of Underlying Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2010	115,000	$6.74	$517,450	9
Granted	75,000	7.32	-	10
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2011 (Unaudited)	190,000	$6.97	$64,500	8.61
Exercisable at September 30, 2011 (Unaudited)	145,000	$7.12	$64,500	8.27

(1)
The intrinsic value of the stock option at September 30, 2011 is the amount by which the market value of the Company’s common stock of $4.35 as of September 30, 2011 exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Lihua Copper also has been subject to an EIT rate of 25% for the years ending December 31, 2011 and 2010 under the New EIT Law.

The New EIT Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New EIT Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2011, and no dividends were distributed in the years ended December 31, 2010 and 2009, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2011. Total undistributed earnings of these PRC subsidiaries at September 30, 2011 was RMB858,265,203  ($135,055,658).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
PRC income tax:
Current – PRC	$4,363,916	$3,564,137	$12,907,872	$9,598,823
Deferred	54,896	(752)	25,541	58,268

	$4,418,812	$3,563,385	$12,933,413	$9,657,091

A reconciliation of the provision for income taxes determined at the United States income tax rate to the Company’s effective income tax rate is as follows:

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 16	INCOME TAXES – CONTINUED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Pre-tax income	$17,946,895	$13,419,090	$53,339,558	$38,267,646

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	6,101,943	4,562,491	18,135,450	13,011,000
Reconciling items:
Loss not recognized as deferred tax assets	140,242	234,338	566,151	701,773
Change in fair value of warrants	(189,455)	43,858	(1,087,568)	(762,009)
Rate differential for PRC earnings	(1,593,293)	(1,276,936)	(4,649,092)	(3,416,781)
Other	(40,625)	(366)	(31,528)	123,108

	$4,418,812	$3,563,385	$12,933,413	$9,657,091

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:
	September 30,	December 31,
Deferred income tax assets:	2011	2010
Net operating loss carry forward	$3,450,609	$2,860,053
Unrealized intercompany profit in inventory	51,383	74,363
Excess of accounting depreciation over tax depreciation	-	52,954
Less: Valuation allowance	(3,450,609)	(2,860,053)
	$51,383	$127,317

As of September 30, 2011 and December 31, 2010, our U.S. entity, i.e. Lihua International, Inc., had net operating loss carry forwards of $10,148,849 and $8,411,921, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of September 30, 2011 and December 31, 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of September 30, 2011 and December 31, 2010.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 17	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income available to common shareholders:
- Basic and diluted	$13,528,083	$9,855,705	$40,406,145	$28,610,555

Weighted average number of shares:
- Basic	29,768,403	29,143,432	29,833,041	27,473,883
- Effect of dilutive warrants and options	208,299	824,655	291,750	844,169
- Diluted	29,976,702	29,968,087	30,124,791	28,318,052

Net income per share
- Basic	$0.45	$0.34	$1.35	$1.04

- Diluted	$0.45	$0.33	$1.34	$1.01

NOTE 18	RELATED PARTY TRANSACTIONS

(1)	Sales
For the nine months ended September 30, 2011 and 2010, sales included $620,295 and $1,373,604, respectively, that were made to Tianyi Telecom.  For the three months ended September 30, 2011 and 2010, sales included nil and $944,255, respectively, that were made to Tianyi Telecom. The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, the Company’s COO and one of the Company’s directors.

(2)	Guarantees
As of September 30, 2011 and December 31, 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of $2,360,383 and $2,264,937, respectively (See Note 12 above).

(3)	Loans
On May 19, 2011, Magnify Wealth Enterprise Limited (“Magnify Wealth”), a British Virgin Islands corporation and an entity affiliated with Mr. Jianhua Zhu, the Chief Executive Officer and Chairman of the Company, agreed to loan the Company up to $4 million pursuant to the terms of a demand promissory note (the “Note ”) to partially fund the Company’s previously announced $15 million stock repurchase program to make open market purchases of the Company’s common stock (the “Repurchase Program”) (See Note 14 above). While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that the Company has encountered difficulty funding the Repurchase Program with US dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in US dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

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

As of September 30, 2011, there was no outstanding loan under the Note.

(4) Amount due to a related party

In June 2011, Mr. Jianhua Zhu loaned the Company $140,000. The loan was unsecured and non-interest bearing. The loan was repaid in August 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 19     CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2011 and December 31, 2010, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2011 and 2010, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of September 30, 2011 and December 31, 2010 were due from customers located in the PRC.

Except for three customers which accounted for 24.9%, 12.2% and 10.4% of the Company’s revenue for the nine months ended September 30, 2011, respectively, there was no other single customer who accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2011 or 2010.

Except for one customer which accounted for 34.1% of the Company’s revenue for the three months ended September 30, 2011, there was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2011 or 2010.

There was one customer who accounted for 35.3% of total accounts receivable of the Company as of September 30, 2011. There were two customers who accounted for 20.5% and 15.2%, respectively, of total accounts receivable of the Company as of December 31, 2010. There was no other customer who accounted for 10% or more of the Company’s accounts receivable as of September 30, 2011 or December 31, 2010.

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

NOTE 20     COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2011 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2011	$13,218
- fiscal year ending December 31, 2012	56,649
- fiscal year ending December 31, 2013	61,056
- fiscal year ending December 31, 2014 and thereafter	20,771

Total	$151,694

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

NOTE 20   COMMITMENTS AND CONTINGENCIES - CONTINUED

Capital commitments  – contracted but not provided for

	September 30,	December 31,
	2011	2010

Acquisition or construction of buildings - within one year	$4,728,635	$1,664,997
Purchase of machinery - within one year	1,400,786	-

	$6,129,421	$1,664,997

NOTE 21   SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue from unaffiliated customers:
Copper and CCA wire	$77,187,671	$60,655,407	$241,612,636	$169,593,208
Copper anode	78,382,986	35,682,044	217,901,644	35,682,044
Refined pure copper rod	-	-	-	29,785,251
	$155,570,657	$96,337,451	$459,514,280	$235,060,503

Gross profit:
Copper and CCA wire	$12,102,105	$12,219,344	$36,912,420	$35,917,148
Copper anode	7,354,825	2,902,480	19,100,046	2,902,480
Refined pure copper rod	-	-	-	2,623,786
	$19,456,930	$15,121,824	$56,012,466	$41,443,414

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Our market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper.  During 2010 and the first nine months of 2011, we sold copper anode to a few copper conglomerates which use our product to produce copper cathode.  We sold copper rod to approximately 50 customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Since the third quarter of 2010, after having completed our expansion of our copper wire production capacity, we have been able to use all of the copper rod produced by us for wiring drawing, and therefore, we no longer sell copper rod to external customers.    Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $50.0 million, $161.5 million and $370.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively. We achieved net income of $11.7 million, $13.7 million and $38.5 million for the years ended December 31, 2008 and 2009 and 2010, respectively.  In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7% from the same period last year.  In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash charges, net income for 2010 was $39.7 million, up 55.1% from 2009. The Company recognized a $3.2 million non-cash gain, which is a non-cash benefit from the change in fair value of these warrants for the nine-month period ended September 30, 2011. Excluding the impact of this non-cash gain, net income for the nine months of 2011 was $37.1 million, up 40.8% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have two smelting facilities one of which is allocated to copper rod and one to copper anode production. Each smelting facility is capable of producing 25,000 tons per year.  During the nine months ended September 30, 2011, we sold 23,300 tons of copper anode and 23,940 tons of CCA and copper wire products.  As of September 30, 2011, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000-27,000 tons per annum of copper wire.  Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines. We expanded our copper wire production capacity in the first half of 2010, at which time we added six new wire copper drawing production lines, expanding copper wire production capacity from 18,000 tons per annum to 20,000 – 27,000 tons per annum, depending on the thickness of the copper wire we produced.  As a result, commencing from the third quarter of 2010, we were able to fully utilize all of copper rod we produced as raw material for our copper wire production, and we no longer sold copper rod to outside customers.

As noted above, in the third quarter of 2010 we added a second smelter with 25,000 tons of annual capacity and started copper anode production.  On our new plant construction site (adjacent to our current facility), we are planning to add two new smelters with 25,000 tons of annual capacity each, which are anticipated to be completed by the end of this year. Our sales of copper anode are currently capacity-constrained and we expect this surplus of orders to continue into the near future.

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

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower. As copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis.  Despite the implications of copper price volatility on our gross and net profit margins in percentage terms per ton of copper or CCA processed, historically the markup, or our gross and net profit in absolute dollar terms per ton processed, has not been materially affected by the change of copper prices. The Shanghai Changjiang Commodity Market, one of the major metals trading markets in the world, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants in China.

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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold.  Therefore, despite the implications of copper price movement on our gross and net profit margin figures in percentage terms, historically the markup, or our gross and net profit in absolute dollar terms per ton processed, has not been materially affected by the change of copper prices.

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

In terms of profitability and gross margin of our major product categories, CCA superfine wire has the highest profitability per ton, followed by superfine copper wire, copper anode, and copper rod.  As a result, as we expand the sales of copper anode, and copper anode becomes a larger component in the product mix as a percentage of total sales, we expect the average gross margin to be adversely impacted.

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

Gross profit

Our gross profit is affected by our product mix, as copper anode and copper rod provide lower margins compared to our copper and CCA wire products.  Our gross profit as a percentage of revenue is also affected by the relative cost of raw materials (scrap copper and large diameter CCA wire), which is defined with reference to the cost of copper.  We price our products based on the market price for materials plus a fixed dollar mark-up per ton processed, and our gross profit is essentially this mark-up net of costs classified as part of cost of goods sold.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $516,000 as of September 30, 2011 and the Company recognized a $3.2 million gain, which is a non-cash benefit from the change in fair value of these warrants for the nine-month period ended September 30, 2011.  In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

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

The PRC’s Unified Enterprise Income Tax Law (the “New EIT Law”) also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New EIT Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2011, and no dividends were distributed in the years ended December 31, 2010 and 2009, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2011.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010

Sales

Our business for the three months ended September 30, 2011 continued to demonstrate robust growth.  Net sales increased by 61.5% from $96.3 million in the three months ended September 30, 2010 to $155.6 million in the three months ended September 30, 2011. This growth was primarily driven by: i) increased sales across all product categories as a result of increased production volume and strong market demand for our products; and ii) the increase of copper prices during the third quarter of 2011 relative to the same period of last year.

The overall sales volume increase of 34.5% for the three months ended September 30, 2011 over the same period last year is the result of additional production and sales of all of our products.  Sales volume of CCA and copper wire in the third quarter of 2011 increased 9.3% from the third quarter of 2010 as a result of additional production quantity per customer order.   The sales volume growth of 72.5% of copper anode in third quarter 2011 compared to the same period in 2010 was primarily the result of one more month of production as well as additional output throughout the quarter . We began production and sales of copper anode in August 2010, and had approximately two months of copper anode production and sales in the third quarter of 2010.

We sell our products based on the prevailing market price at the time of the sale.  Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

Please see the table below for more details regarding the product sales breakdown by specific category.

	Three months ended September 30,
	2011			2010
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$77,187,671	7,999	$9,650	$60,655,407	7,320	$8,286
Copper anode	78,382,986	8,392	9,340	35,682,044	4,866	7,333
Copper rod	-	-	-	-	-	-
Total	$155,570,657	16,391	$9,491	$96,337,451	12,186	$7,906

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended September 30, 2011 and 2010:

	Three Months ended September 30,
	2011		2010
		% of		% of
In thousands, except for percentage	Cost of Sales	Sales*	Cost of Sales	Sales*
CCA and copper wire	$65,085,566	84.3%	$48,436,063	79.9%
Copper anode	71,028,161	90.6%	32,779,564	91.9%
Total	$136,113,727	87.5%	$81,215,627	84.3%

	Three Months ended September 30,
	2011		2010
		% of		% of
In thousands, except for percentage	Gross Profit	Sales*	Gross Profit	Sales*
CCA and copper wire	$12,102,105	15.7%	$12,219,344	20.1%
Copper anode	7,354,825	9.4%	2,902,480	8.1%
Total	$19,456,930	12.5%	$15,121,824	15.7%
*  Percentage of sales of respective product category

Total cost of sales for the three months ended September 30, 2011 was $136.1 million, reflecting an increase of 67.6% from the same period last year. As a percentage of total sales, our cost of sales increased to 87.5% of total sales for the three months ended September 30, 2011, compared to 84.3% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 12.5% in the three months ended September 30, 2011 from 15.7% for the same period last year, principally due to i) the additional production and sales of copper anode, which have a lower margin compared to our wire products; and ii) the increase in the price of copper. During the third quarter of 2011, the average copper price was RMB67,812 per ton compared to RMB55,986 per ton from the same period last year, an increase of 21.1%.

Gross profit for the three months ended September 30, 2011 was $19.5 million, up 28.7% from gross profit of $15.1 million for the same period in 2010.  Average gross profit margin decreased to 12.5% for the three months ended September 30, 2011 compared with 15.7% for the comparable period in 2010, primarily as a result of the additional production and sales of copper anode, which is a lower margin product compared with the wire products.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended September 30, 2011 and 2010:
	Three months ended September 30,				Change in three months ended September 30, 2011 compared to three months ended September 30, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	19,457	12.5%	15,122	15.6%	28.7%
Operating Expenses:
Selling expenses	(634)	-0.4%	(422)	-0.4%	50.2%
General & administrative expenses	(1,498)	-1.0%	(1,192)	-1.2%	25.7%
Total operating expense	(2,132)	-1.4%	(1,614)	-1.6%	32.1%
Income from operations	17,325	11.1%	13,508	14.0%	28.3%

Total selling, general and administrative expenses were approximately $2,132,000 for the three months ended September 30, 2011, an increase of 32.1% compared to approximately $1,614,000 for the same period last year.

Selling expenses were approximately $634,000 for the three months ended September 30, 2011, an increase of 50.2% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period.

Included in selling expenses were shipping and handling costs of $513,899 and $322,850 for the three months ended September 30, 2011 and 2010, representing an increase of 59.2%, while tons of products sold by us increased 34.5%.  Depending on customers’ requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers. The greater percentage increase in shipping and handling costs compared to the percentage increase in tons of products sold during the quarter ended September 30, 2011 is attributable to more customers requesting us to bear these costs compared with the same period last year.

General & administrative expenses were approximately $1,498,000 for the three months ended September 30, 2011, an increase of 25.7% compared to the same period last year. The primary factor that caused this increase was our expanded scale of operations.

Interest Expense

Interest expense was $38,694 for the three months ended September 30, 2011, compared to $30,090 for the same period last year.

Income Tax

For the three months ended September 30, 2011, income tax expense was $4.4 million, reflecting an effective tax rate of 24.6%.  The effective tax rate for the same period in 2010 was 26.6%. Excluding the non-taxable gain on warrants and the operating loss of the US entity, the effective tax rate was 24.9% and 25.0% for the three months ended September 30, 2011 and 2010, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended September 30, 2011 was $13.6 million, or 8.7% of net revenue, compared to $9.9 million, or 10.2% of net revenue, up 37.8% from the same period in 2010. The net income for the three months ended September 30, 2011 was impacted by a $0.6 million non-cash gain as a result of the change of the fair value of the warrants. Excluding the impact of this non-cash gain, net income for the three months ended September 30, 2011 was $12.9 million.

Foreign Currency Translation Gains

During the three months ended September 30, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $3.6 million.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

Sales

Our business for the nine months ended September 30, 2011 continued to demonstrate robust growth.  Net sales increased by 95.5% from $235.1 million in the nine months ended September 30, 2010 to $459.5 million in the nine months ended September 30, 2011. This growth was primarily driven by: i) increased sales across all product categories as a result of increased production volume and strong market demand for our products; and ii) the increase of copper prices during the first nine months of 2011 relative to the same period of last year.

The overall sales volume increase of 61.8% in the nine months ended September 30, 2011 over the same period of 2010 is the result of additional production and sales of copper anode, a new product launched in August 2010, and increased production and sale of wire products, partially offset by the reduction in copper rod sales as a result of increased use of copper rod internally as a raw material for production of our copper wire.  Sales volume of CCA and copper wire in the nine months ended September 30, 2011 grew 17.7% from the same period in 2010, as a result of the additional production and sales since the capacity expansion completed in the first half of 2010.  We added six new wire copper drawing production lines in the first half of 2010 and thus expanded copper wire production capacity from 18,000 tons per annum to 20,000 – 27,000 tons per annum, depending on the thickness of the copper wire we produced.  Commencing from the third quarter of 2010, we were able to fully utilize all of copper rod we produced as a raw material for production of our copper wire, and sold no copper rod to outside customers.

We sell our products based on the prevailing market price at the time of the sale.  Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

	Nine months ended September 30,
	2011			2010
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$241,612,636	23,940	$10,092	$169,593,208	20,339	$8,338
Copper anode	217,901,644	23,300	9,352	35,682,044	4,866	7,333
Copper rod				29,785,251	3,994	7,457
Total	$459,514,280	47,240	$9,727	$235,060,503	29,199	$8,050

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the nine months ended September 30, 2011 and 2010:
	Nine Months ended September 30,
	2011		2010
		% of		% of
In thousands, except for percentage	Cost of Sales	Sales*	Cost of Sales	Sales*
CCA and copper wire	$204,700,216	84.7%	$133,676,060	78.8%
Copper anode	198,801,598	91.2%	32,779,564	91.9%
Copper rod	-	-	27,161,465	91.2%
Total	$403,501,814	87.8%	$193,617,089	82.4%

	Nine Months ended September 30,
	2011		2010
		% of		% of
In thousands, except for percentage	Gross Profit	Sales*	Gross Profit	Sales*
CCA and copper wire	$36,912,420	15.3%	$35,917,148	21.2%
Copper anode	19,100,046	8.8%	2,902,480	8.1%
Copper rod	-	-	2,623,786	8.8%
Total	$56,012,466	12.2%	$41,443,414	17.6%
*  Percentage of sales of respective product category

Total cost of sales for the nine months ended September 30, 2011 was $403.5 million, reflecting an increase of 108.4% from the same period last year. As a percentage of total sales, our cost of sales increased to 87.8% of total sales for the nine months ended September 30, 2011, compared to 82.4% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 12.2% in the nine months ended September 30, 2011 from17.6% for the same period last year, principally due to i) the additional production and sales of copper anode, which have a lower margin compared to our wire products; and ii) the increase in the price of copper. During the first nine months of 2011, the average copper price was RMB 69,398 per ton compared to RMB57,202 per ton from the same period last year, an increase of 21.3%.

Gross profit for the nine months ended September 30, 2011 was $56.0 million, up 35.2% from gross profit of $41.4 million for the same period in 2010.  Average gross profit margin decreased to 12.2% in the nine months ended September 30, 2011 compared to 17.6% in the same period of 2010, primarily as a result of the additional production and sales of copper anode, which is a lower margin product compared to our wire products.  In addition, as a result of the added copper wire capacity in the first half of 2010, copper wire sales increased as a percentage of total sales in the nine months ended 2011, when compared to the same period in 2010.  Since copper wire is a lower gross margin product than CCA wire, the increase in copper wire sales also contributed to the decrease in average CCA and copper wire gross margin as well as overall gross margin.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,				Change in nine months ended September 30, 2011 compared to nine months ended September 30, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	56,012	12.2%	41,443	17.6%	35.2%
Operating Expenses:
Selling expenses	(1,825)	-0.4%	(1,443)	-0.6%	26.4%
General & administrative expenses	(4,411)	-1.0%	(3,971)	-1.7%	11.1%
Total operating expense	(6,236)	-1.4%	(5,414)	-2.3%	15.2%
Income from operations	49,776	10.8%	36,029	15.3%	38.2%

Total selling, general and administrative expenses were approximately $6,236,000 for the nine months ended September 30, 2011, compared to approximately $5,414,000 for the same period last year, an increase of 15.2%.

Selling expenses were approximately $1,825,000 for the nine months ended September 30, 2011, an increase of 26.4% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period.

Included in selling expenses were shipping and handling costs of $1,503,913 and $1,133,793 for the nine months ended September 30, 2011 and 2010, representing an increase of 32.6%, while tons of products sold by us increased 61.8%.  Excluding the sale of copper anode which was launched in the second half of 2010, tons of wire products sold increased 17.7% for the nine months ended September 30, 2011, as compared to the same period last year.  Copper anode sales have only been made to three customers, all of whom are located in cities and provinces that are within close proximity to our production location.  Due to their proximity, the costs of shipping and handling for copper anode sales were significantly less than those incurred on sales to other customers that are located farther from our facility.  Further, depending on customers’ requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers.  In addition, commencing in 2010, we purchased new trucks and built our own transportation fleet.  We reduced outsourcing of our transportation needs and accordingly our transportation costs.

General & administrative expenses were approximately $4,411,000 for the nine months ended September 30, 2011, an increase of 11.1% compared to the same period last year. The primary factor which caused this increase was our expanded scale of operations, and higher professional fees related to Sarbanes-Oxley compliance and other requirements as a public company.

Interest Expense

Interest expense was $109,174 for the nine months ended September 30, 2011, compared to $99,548 for the same period last year.

Income Tax

For the nine months ended September 30, 2011, income tax expense was $12.9 million, reflecting an effective tax rate of 24.2%.  The effective tax rate for the same period in 2010 was 25.2%. Excluding the non-taxable gain on warrants and the operating loss of the US entity, the effective tax rate was 25.0% and 25.4% for the nine months ended September 30, 2011 and 2010, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the nine months ended September 30, 2011 was $40.4 million, or 8.8% of net revenue, compared to $28.6 million, or 12.2% of net revenue, up 41.2% from the same period in 2010. The net income for the nine months ended September 30, 2011 was impacted by a $3.2 million non-cash gain as a result of the change of the fair value of the warrants.  Excluding the impact of this non-cash gain, net income for the nine months ended September 30, 2011 was $37.2 million.

Foreign Currency Translation Gains

During the nine months ended September 30, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $7.7 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

The Company has not transferred cash between our operating subsidiaries and the offshore parent company.  As of September 30, 2011, total cash held in Renminbi and U.S. dollar were RMB647.9million (or $102.0 million based on the conversion rate of US$1 = RMB6.3549 on the same date). We maintain cash in U.S. dollar in an offshore account in Hong Kong, to pay for U.S. related expenses such as legal fees and external investor relation firm fees for being a public company in the U.S.  Currently, the Company does not have any need to transfer cash between our operating subsidiaries, apart from needing US dollars to make open market repurchases of our common stock, from time to time.

As of September 30, 2011, we had approximately $102.0 million in cash, up $11.3 million from $90.6 million at December 31, 2010. The following table summarizes our cash flows for each of the periods indicated:

	Nine months Ended September 30,
	2011	2010
	(US$)
Net cash provided by operating activities	$21,428,085	$27,257,546
Net cash used in investing activities	(13,929,338)	(5,708,866)
Net cash (used in) provided by financing activities	(228,548)	35,094,517
Effect of exchange rate on cash and cash equivalents	4,075,010	1,701,651
Cash and cash equivalents at beginning of period	90,609,340	34,614,838
Cash and cash equivalents at end of period	$101,954,549	$92,959,686

Operating activities

For the nine months ended September 30, 2011, cash provided by operating activities totaled $21.4 million compared to $27.2 million in the same period of 2010. This was primarily attributable to: i) a $40.4 million net earnings; ii) a $8.5 million accounts receivable decrease, which was mainly caused by the shorter credit terms we granted to our wire customers as a result of the increase of our raw material prices ( i.e. copper price), and tightening credit market in China; iii) a $2.2 million accounts payable increase due to the increase of raw material purchase; offset by iv) a $2.3 million inventory increase, resulting from the expansion of production capacity and revenue growth; and v) a $24.6 million prepayments for raw material purchases increase, which was primarily caused by advanced payment for the importation of our raw material from overseas.

Investing activities

For the nine months ended September 30, 2011 we had a net cash outflow of $13.9 million from investing activities for the addition to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all of which is part of our planned expansion.

Construction of two new smelters, as well as the adjacent water and heat recycling systems and dust collection and filtration system is anticipated to be completed at the end of 2011.  The build out of the entire new factory site, including workshops, R&D Center, offices and dormitories, is anticipated to be completed by second half of 2012.  We are also planning to start ordering equipment to manufacture our new CCA cable and wire products.  The estimated total remaining capital expenditures for the aforementioned project is $45 million.

Financing activities

For the nine months ended September 30, 2011, we had a net cash outflow of $228,548 from financing activities, including $1.9 million of proceeds from the exercise of outstanding warrants and a $2.1 million cash outflow due to the purchase of our common stock pursuant to our stock repurchase program.

In January 2011, the Board of Directors had approved a $15 million share repurchase program (the “Repurchase Program”) for the Company.  The Company has since purchased 264,047 shares in the open market at aggregate cost of $2.1 million. The initial repurchases were funded with US dollars the Company had in its Hong Kong bank account, and the subsequent repurchases were funded by an aggregate of $1.3 million loans, denominated in U.S. dollars, from Magnify Wealth Enterprise Limited (“Magnify Wealth”), a British Virgin Islands corporation and an entity affiliated with Mr. Jianhua Zhu, our CEO and Chairman.  The Company repaid Magnify Wealth in full, in RMB.  While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to U.S. dollars, such that the Company has encountered difficulty funding the Repurchase Program with U.S. dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in U.S. dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

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

Revenue recognition
Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Sales revenue is recognized net of value added tax, sales discounts and returns at the time when the merchandise is sold and delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not made allowance for estimated sales returns.

Accounts and bills receivables
Accounts and bills receivables are stated at cost, net of an allowance for doubtful accounts.  We maintain allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. We review the accounts and bills receivables on a periodic basis and provide allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories
Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. Management will write down the inventories to market value if it is below cost. Management also regularly evaluates the composition of inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2008, 2009 and 2010, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2011, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machines and adding manufacturing equipment in our new facility, which is adjacent to our existing facility. We currently have two smelting facilities which can produce a total of 50,000 tons of refined copper products per year.  We plan to add additional smelting facilities in 2011 and increase our refined copper capacity to 100,000 tons per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 20,000-27,000 tons of copper wire, depending on the thickness of the copper wired we produced.  For the 2011 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

For the nine-month period ended September 30, 2011, we sold 23,940 tons of CCA and copper wire and 23,300 tons of copper anode.  In the same period last year, we sold 20,339 tons of CCA and copper wire, 4,866 tons of copper anode and 3,994 tons of copper rod. As CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of September 30,
	2011	2010
CCA Wire and Copper Wire	$11,009,144	$17,557,017
Copper Anode	14,672,906	11,642,864
Total	$25,682,050	$29,199,881

Off-balance sheet arrangements

As of September 30, 2011 and December 31, 2010, we had no off balance sheet arrangements.

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

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of September 30, 2011 and December 31, 2010, we have cash denominated in Renminbi amounting to RMB647.7 million ($101.9 million) and RMB595.2 million ($89.9 million), respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized foreign currency translation adjustments of approximately $3.6 million and $7.7 million for the three and nine months ended September 30, 2011, respectively.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedging transactions may be limited and we may not be able to successfully hedge our exposure at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currency.

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. Our bank borrowings amounted to RMB15 million ($2.4 million) as of September 30, 2011. Based on the variable nature of the underlying interest rate, the bank borrowings approximated fair value at that date.

If there was a hypothetical 1% change in interest rates, the net impact to earnings and cash flows would be approximately RMB150,000 ($23,603). The potential change in cash flows and earnings is calculated based on the change in the net interest expense over a one year period due to an immediate 1% change in price.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LIHUA INTERNATIONAL, INC.

November 9, 2011	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)