Form 10-K
period 2011-12-31
LIHUA INTERNATIONAL INC.
filed 2012-03-15
CIK 1399521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-34445

LIHUA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $96,459,206.

The number of shares outstanding of the Registrant’s common stock as of March 9, 2012 was 30,084,883.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2011

i

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. You may also obtain copies of reports filed with the SEC, free of charge, via a link included on our website at http://www.lihuaintl.com.

PART I

ITEM 1.  BUSINESS

Company Overview

Business Overview

We were one of the first vertically integrated companies in China to develop, design, manufacture, market and distribute low cost, high quality refined copper products including copper anode, copper rod, pure superfine copper wire, and copper-clad aluminum superfine wire (“CCA”), which is an alternative to pure superfine copper wire. We also use recycled scrap copper as a raw material to produce refined copper products including copper anode and copper rod.  Copper anode is the raw material for copper cathode, which is the fundamental building block for most pure copper products. We currently use copper rod produced internally for the production of pure copper superfine wire. Primarily because of its high electrical conductivity, pure copper wire is used in many components in a wide variety of motorized and electrical appliances such as dishwashers, microwaves and automobiles. In most instances, our CCA wire and refined copper rod and wire products are an excellent, less costly substitute for pure copper cable and wire products.

We sell copper anode primarily to a few copper conglomerates in China. We sell our wire products directly to small and micro electronic motor manufacturers who in turn sell to the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Our track record and reputation for producing high quality products in large quantities has paved the way for expansion of our customer base. In the PRC, the market for copper products, which includes the copper wire industry, is large and growing. As a result, there is strong demand for all of our products, and essentially all of our product sales are made to domestic customers in the PRC.

Prior to 2009, our business focused primarily on CCA. Our CCA business consists of acquiring CCA with a line diameter of 2.60 mm from our suppliers as a raw material, reducing the diameter of the CCA by drawing it and then annealing and coating it. Our final CCA product typically has diameters from 0.03 mm to 0.18 mm, depending on customer specifications.

In the first quarter of 2009, we began production of copper rod from recycled scrap copper. The copper rod we produce meets the national purity standard for pure copper cable and wire. In August of 2010, we began production and sales of copper anode, another refined copper product produced from recycled scrap copper, and increased our refined copper smelting capacity to 50,000 tons per annum.  In October 2011, we completed capacity efficiency improvements to our two smelters and had increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. As of December 31, 2011, our scrap copper refinery capacity was approximately 85,000 tons per annum. To the extent our downstream wire-drawing capacity allows, we process our copper rod into copper wire.  Until the first half of 2010, because our output of copper rod exceeded our capacity to process it into copper wire, we sold our excess copper rod to other wire manufacturers for further processing.  Starting in the third quarter of 2010, after we completed the wire drawing capacity expansion and reached 20,000 – 25,000 tons of annual drawing capacity for wires with diameters ranging from 0.03mm – 1.60mm, we started using our copper rod output exclusively for internal copper wire drawing. With the October 2011 copper rod capacity expansion to 50,000 tons per annum, we expect to sell excess copper rod to the open market.

Because copper anode is the raw material for copper cathode, which is the fundamental building block for most pure copper products, copper anode is an upstream product, and the end market for copper anode covers most of the copper consumption market in the PRC.  Our markets for our other three main products overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Our refined copper products, copper anode and copper rod, which are manufactured from recycled scrap copper, compete directly with the same products made from “virgin” (e.g. newly mined) pure copper. To date, our raw material costs for bulk scrap copper have been lower than prices for virgin pure copper, which we believe provides us with a pricing advantage in the market. Most of our copper anode customers are domestic copper conglomerates.  Most of our copper rod customers are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may undergo further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standard is tolerable (such as most household appliance, automotive, consumer electronics and telecommunications applications). One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings. The markets for each of our product lines are growing rapidly, due both to growing demand in the PRC for overall copper consumption and all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitive products.

We believe that we are well positioned to continue capturing further market share in the larger copper consumption market and the copper wire industry.  We generated sales of $637.1 million, $370.5 million and $161.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We achieved net income of $53.1 million, $38.5 million and $13.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and non-cash gain of $3.1 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the warrant related non-cash gain, net income for 2011 was $50.0 million, up 25.9% from the same period last year of $39.7 million, which excluded net $1.3 million of non-cash charges related to changes in the fair value of warrants.

Currently, our ability to increase production and sales of our copper anode, copper rod, copper wire (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the equipment we have installed to produce these products. Our refined copper products are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have two smelting facilities, each of which was originally capable of producing approximately 25,000 tons of refined copper products per year. In October 2011, we completed efficiency improvements to the two smelters, and have increased the production capacities of each. As a result, the annual production capacity of the copper anode smelter has increased to 35,000 tons, and the annual production capacity of the copper rod smelter has increased to 50,000 tons, after adding a vertical smelter on top of the original horizontal one. As of December 31, 2011, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wire, with a total capacity of approximately 7,500 tons per annum of superfine CCA wire and approximately 20,000 to 25,000 tons per annum of superfine copper wire, with a diameter range of 0.03mm to 1.60mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, that with diameter range of 1.65mm to 1.75mm. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in the PRC.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  We started construction on a new plant, adjacent to the current plant, in November 2010, where we initially plan to add two new smelters with annual capacity of 25,000 – 30,000 tons each.  The two new smelters will be dedicated to copper anode production.  We are anticipating the new smelters to be completed and to start production by the end of April 2012. We are also constructing more facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the entire new plant site in 2013.

We continuously pursue technological innovations and improvements in our manufacturing processes. We have obtained one utility model patent in the PRC and have two pending invention patent applications in the PRC related to our wire production process. We have formed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. We believe that our emphasis on technological innovations and production efficiency has contributed significantly to our leading industry position in the PRC and will continue to do so for the foreseeable future. Further, significant barriers to entry make it difficult for newcomers to successfully compete with our scrap copper refinery and superfine wire businesses. With respect to our scrap copper refinery business, our proprietary cleaning process enhances scrap copper purity during the smelting process, and enables us to produce high purity refined copper products, which meet the industry standard for pure copper product.  With respect to CCA, during the process of drawing, annealing and coating CCA, it is challenging to maintain the integrity of copper and aluminum weight and volume distribution without breakage, especially for finer diameter wires. Our knowledge and experience in successfully generating high quality CCA fine and super fine wires put us at a significant advantage over would-be competitors. With respect to pure copper wire, our proprietary recycling technology offers us a unique ability to produce high quality pure copper wire from scrap copper. This enables us to have a lower raw material cost base compared to pure copper wire produced from “virgin” pure copper sourced from copper mines. Our experience and technology allow us to offer products that are, in most instances, more cost-effective to those that our potential competitors can produce. Because we are already an approved vendor for many of our customers and qualifying new vendors can be time-consuming for customers, we believe we are further advantaged vis-à-vis potential competitors.

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

We believe that our experienced management team will continue to leverage our leading technologies and increase capacity to manufacture, produce, market and distribute cost-effective, high quality refined copper and superfine copper and CCA wire products. If worldwide demand for alternatives to pure copper wire grows as we anticipated, and we continue to innovate and improve our processes, we believe we will be well positioned to compete in the copper consumption and copper wire market on a global scale.

Our Strengths

We believe that the following strengths have contributed to our competitive position in China:

Leading market position and early-mover advantage.   We are one of the few scrap copper refineries in China that can produce high purity refined copper products with a purity level as high as 99.96%, exceeding the national pure copper wire standard.  We believe we were one of the first companies in China to produce CCA superfine wire on a commercial scale, and currently we are one of the leading CCA superfine wire producers in China, as measured by our current annual CCA superfine wire production capacity of 7,500 tons.

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

Proprietary automated and efficient production facility that can be scaled to meet increased demand.   To cope with increased demand, we have rapidly continued to expand our production facility: our CCA wire production capacity increased from 2,200 tons per annum in 2006 to 7,500 tons per annum as of December 31, 2011. In March 2009 we launched scrap copper refinery production and have since built refined copper production capacity to 85,000 tons per annum, and pure copper superfine wire drawing capacity to 20,000 – 25,000 tons per annum, as of December 31, 2011.  We are planning to add two new smelting facilities by end of April 2012, increasing our scrap copper refinery capacity to between 135,000 and 145,000 tons.

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

 Rigorous quality control standards.   Consistent with our continuing commitment to quality, we impose rigorous quality control standards at each stage of our production process. Since January 2007, our plant has maintained ISO9001:2000, a certification of quality management systems maintained by the International Organization of Standardization and administered by certification and accreditation bodies, which is subject to annual review. In addition, our plant has obtained ISO14001 environmental management standard certification.

For copper magnet wire, we obtained a National Industrial Production License for copper magnet wire in January 2009 and satisfied the UL standard in October 2008. According to a test report dated April 17, 2008, China’s Machinery Industry Quality Supervision and Test Center For Electrical Material and Special Wire and Cable, a government inspection and testing agency, recycled copper rod produced by us satisfied the national standard for electrical copper wire, GB/T3952-1998. We believe these testing results demonstrate our commitment to producing high-quality products as well as provide us with a competitive advantage over certain domestic competitors in the event China implements stricter fuel-quality standards in the future.

Strong technology improvement and R&D capabilities.   Our technology improvement and R&D infrastructure includes a team of more than 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D. We have formed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. We absorb most of the technology related expenses in our production costs, and thus have only incurred R&D costs at very low levels in past years. We were granted one utility model patent and have two pending invention patents relating to our production process. We believe our knowledge and experience in R&D are the key reasons why we were able to become one of the earliest and leading CCA manufacturers in China and enabled us to expedite the launch of our refined superfine copper wire production. In addition, our scrap copper refinery operation utilizes a proprietary cleaning solution to cleanse and refine recycled scrap copper to high purity copper rod product which meets the national industry standard for pure copper. As a result, we have been able to take advantage of this emerging market opportunity given the growth in China’s copper consumption.

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

Our Strategies

We will continue to strive to be a leading supplier of copper replacement products in the PRC, while maximizing shareholder value and pursuing a growth strategy that includes:

Developing market driven new products and processes.   We consistently pursue technological improvements to our manufacturing processes and new product development through our strong in-house technology development team. Our R&D efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. Our combination of trade secrets and proprietary production technology enables us to use lower-cost feedstock and to attain higher product quality. We have formed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. Through innovation and further production efficiencies, we believe our emphasis on R&D will enable us to maintain our position as a leading copper replacement product supplier in the PRC.

Reliable supplier network for low cost raw materials.   We maintain long-term supply relationships with several key suppliers. We believe many of our suppliers prefer to sell raw materials to us due to our track record for prompt payment as well as our ability to accept large quantities of raw materials. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable price and delivery terms. With the launch of the scrap copper refinery business, we have also established a scrap copper warehouse in one of the largest scrap metal markets in China. In anticipation for future scrap copper refinery capacity expansion, we have obtained scrap metal import license in 2011. However, we are not likely to ramp up direct scrap copper import volume until we are able to obtain trade letters of credits from banks with reasonable terms.

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

	Plant 1	Plant 2	Plant 3
Location	Danyang, Jiangsu	Danyang, Jiangsu	Danyang, Jiangsu
Began construction	March 1999	March 2008	November 2010
Began production	January 2006	March 2009	Smelters construction expected to be completed by end of April 2012; with remaining site construction expected to be completed in 2013
Capacity as of December, 2011 (metric tons per year)	CCA wire-7,500	Copper refinery-85,000	-0-
Copper wire-20,000 – 25,000
Site area (square meters)	11,000	66,000	125,000

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

We believe being located in the PRC provides us with a number of competitive advantages within our industry, such as:

•	Pricing. Low cost of shipping from being geographically close to our customers and low cost of raw material and labor provide us with cost and pricing advantage;
•	Technology. Developed proprietary technologies from being in the PRC copper industry and possess good knowledge of the supply and demand trend in the local market; and
•	Barriers to entry. Strong customer relationships and superior product quality benefiting from our proprietary technology, as well as access to capital from being a public company.

Competition in the bimetallic and scrap copper recycling and refinery industry, particularly in the PRC, can be characterized by rapid growth and a concentration of manufacturers. We believe we differentiate ourselves by being an early mover in the industry, and by offering superior product quality, timely delivery and better value. We believe we have the following advantages over our competitors:

•	the performance and cost effectiveness of our products;
•	our ability to manufacture and deliver products in required volumes, on a timely basis, and at competitive prices;
•	superior quality and reliability of our products;
•	our after-sale support capabilities, from both an engineering and an operational perspective;
•	excellence and flexibility in operations;
•	effectiveness of customer service and a seasoned sales force to assist our customers; and
•	overall management capability.

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2011.  All of our subsidiaries are owned directly by us.

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

The following illustration is a simplified outline of our process:

Products

We were one of the first vertically integrated companies in the PRC to develop, design, manufacture, market and distribute low cost, high quality refined copper products.  Our products consist of high purity copper products refined from scrap and bi-metallic copper products.

Copper Anode

An anode is an electrode through which electric current flows into a polarized electrical device.   Copper anode is the raw material for the production of copper cathode, which is the fundamental building block of most of the pure copper products.  The copper anode we produce is in a very heavy, dull looking copper pallet form.

In July of 2010, we completed the construction of a scrap copper smelter dedicated to the production of copper anode.  We started manufacturing and selling copper anode in August of 2010, mainly to the larger copper entities which produce and sell copper cathode to domestic PRC copper products manufacturers.

Copper Rod and Copper Wire

In March 2009, we launched the manufacturing of copper rod from our newly acquired continuous production system for fire refining, melting and rod casting. We use scrap copper as the raw material for the refined pure copper rod. We use copper rod produced internally as raw material for pure copper wire.

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

Since approximately year 2005, CCA in China has become a viable and popular alternative to pure copper wire. In comparison with solid copper wire, CCA raw material costs are generally 35% to 40% lower per ton. CCA and pure copper raw materials are purchased based on weight. Since aluminum accounts for approximately eighty six percent (86%) by volume of CCA wire, each ton of CCA wire can yield 2.5 times the length of each ton of solid copper wire. Our CCA products are a cost effective substitute for pure copper wire in a wide variety of applications such as wire and cable, consumer electronic products, white goods, automotive parts, utility applications, telecommunications, and specialty cables.

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

We produce our wire products in accordance with customer orders and we customize our products based on customer specifications. Customer specifications vary depending on the end use of the CCA wire, but are primarily determined based upon two measurements, the thickness of the copper layer on the aluminum core and the diameter of the CCA wire.

Quality Control

We apply rigorous quality control standards and have implemented safety procedures at all phases of our production process. Since January 2007, our plant has maintained ISO9001:2000, a certification of quality management systems maintained by the International Organization of Standardization and administered by certification and accreditation bodies. In addition, our plant has obtained ISO14001 environment management standard certification.

Quality assurance efforts have been made on various lines of products in the following ways:

•	Copper magnet wire. We strictly follow the mandatory national product standard in China, and obtained National Industrial Production License for copper magnet wire in January 2009 and satisfied UL standards in October 2008.
•	Scrap copper refinery. According to a test report dated April 17, 2008 of China’s Machinery Industry Quality Supervision and Test Center For Electrical Material and Special Wire and Cable, a government inspection and testing agency, our copper rod satisfied the national standard for electrical copper wire, GB/T3952-1998.
•	CCA wire. We strictly follow the industry recommended standards.

We believe the testing results we have obtained demonstrate our commitment to producing high-quality products and provide us with a competitive advantage over certain domestic competitors in the event China implements stricter quality standards in the future.

Raw Materials and Suppliers

For the superfine CCA wire product we produce, we primarily use CCA wire with a line diameter of 2.60 mm, produced by our bimetallic wire suppliers, to manufacture superfine CCA wire. Our raw material procurement policy is to use only long-term suppliers who have demonstrated quality control, reliability and maintain multiple supply sources so that supply problems with any one supplier will not materially disrupt our operations. In order to avoid copper price volatility exposure, we do not maintain raw material inventory of CCA. We confirm raw material purchase orders with suppliers only when the relevant sales orders are received from our customers. On the other hand, because of the long-term relationship that we have maintained with our suppliers, our principal suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. Suppliers are generally paid with a credit term of 30 days. We use pure copper rod produced internally as raw material for the pure copper wire product.

For our scrap copper refinery, we primarily use No. 2 scrap copper in our production of two types of recycled copper products: copper anode and copper rod, which is the raw material for our pure copper wire product. We purchase the materials through dealers and the scrap metal market. We have recently established a scrap copper raw material warehouse in one of China’s largest scrap metal markets. Scrap copper is generally purchased with cash on delivery terms. We believe that we will have access to an adequate supply of scrap copper on satisfactory commercial terms due to the numerous scrap dealers located throughout Guangdong Province in the PRC.

For each of the fiscal years ended December 31, 2009, 2010 and 2011, our five largest suppliers accounted for 74%, 51% and 73% of our total purchases, respectively, and our single largest supplier accounted for 20%, 13% and 38% of our total purchases, respectively.  We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms. In 2011, our top five suppliers were as follows:

•	Wanyuye Import & Export Co.
•	Yian Recycling Metal Co., Ltd.
•	Zhaoqing Golsen Trumpet Shell Recycling Co., Ltd
•	Nanhai Meiyada Metal Co., Ltd.
•	Nanhai Tianyuanhe Metal Co., Ltd.

Sales, Marketing and Distribution

Chinese domestic market sales account for a majority of our revenue. We target our sales efforts primarily in the coastal provinces of Guangdong, Fujian, Zhejiang, Anhui and Jiangsu, as well as Shanghai region, where the majority of our customers are located. We have a sales staff of approximately 43 employees. We maintain ten sales offices in the PRC, including five in Guangdong, two in Zhejiang, one in Fujian, one in Shandong, and one in Anhui. We participate in industry expositions in which we showcase our products and services and from which we obtain new customers.

We have a small fleet of trucks that deliver merchandise to customers located within three hours of our production facilities. Alternatively, we contract with independent third-party trucking companies to deliver our products when necessary.

Customers

We sell our products in China either directly to manufacturers or through distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Our customer base in the wire category has been very diversified with over 100 customers in total as of December 31, 2011.  Since we started offering copper anode in August 2010, we are seeing some customer concentration since by the nature of the product, most of our anode customers are domestic copper conglomerates.

For the years ended December 31, 2009, 2010 and 2011, our five largest customers accounted for 6.9%, 36.5% and 49.0% of our total sales, respectively, and the single largest customer accounted for 1.6%, 12.7% and 25.3% of our total sales, respectively. We generally extend unsecured credit for 30 days to large or established CCA wire customers with good credit history. In terms of the refined copper products, we typically do not extend credit terms for more than 7 days.  Historically the Company had not experienced customer payment delays or delinquencies, however management reviews its accounts receivable on a regular basis to determine if adequate allowance for doubtful accounts should be created.

Research and Development

Our scrap copper recycling and superfine wire manufacturing technology were developed and refined in-house by our technology improvement and R&D team. This team comprises over 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D.

We absorb most of the development technology related expenses in our production costs, and thus have only reported R&D costs at very low levels in the past years. For each of the fiscal years ended December 31, 2009, 2010 and 2011, we reported R&D costs of $141,258, $184,441 and $ 954,299. The material increase in 2011 R&D costs from that of 2010 is mainly the result of the R&D expenses incurred for our new CCA cable and wire product we were developing in partnership with Shanghai Electric Cable Research Institute.

We believe our commitment to, and knowledge and experience in, R&D are the key reasons why we were one of the earliest and leading CCA wire manufacturers. This expertise has enabled us to expedite the launch and expansion of our superfine copper wire production as well as scrap copper refinery production. Therefore, we were able to take advantage of the market given the continued growth in copper products demand in China.

We plan to continue our R&D efforts, to maintain and strengthen our leading position in China, and to expand into new products and markets.

On December 18, 2006, Lihua Electron entered into a long term technology cooperation agreement (the “Long Term Technology Cooperation Agreement”) with China Jiangsu University whereby Jiangsu University and Lihua Electron agreed to enter into future technology project agreements and establish a “Co-Lab Center of Jiangsu University-DanyangLihua Electron Co. Ltd.”, which is the Research Centre and Training Centre for Jiangsu University’s students. The Long Term Technology Cooperation Agreement commenced on January 1, 2007 and terminated on December 31, 2011.

In 2011, Lihua Electron entered into research and development agreements with Shanghai Electric Cable Research Institute for the research and development of new CCA products. Lihua Copper cooperated with Beijing Modern Recycling Economy Research Institute in the development and planning of long-term copper recycling technology.

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

Employees

As of December 31, 2011, we had 354 full time employees.

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

Financial Information About Geographic Areas

We produce and sell all our products to PRC based customers.

Industry and Market Overview

Copper

Copper ranks third in the world consumption of metals after iron and aluminum and is broadly used in a variety of industries and applications. According to preliminary data from the International Copper Study Group (ICSG) global mines produced approximately 16 million tons of copper in 2010 and nearly 14.6 million tons of copper from January through November 2011; copper smelter production reached over 14.5 million tons and refinery production rose to 19 million tons in 2010 and 17.9 million tons through the first 11 months of 2011. The global demand for copper continues to grow due to expanding industries such as electrical and electronic products, building construction, industrial machinery and equipment, transportation equipment, and consumer and general products.

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

According to the World Bureau of Metal Statistics, in 2011, the PRC consumed nearly 7.91 million tons of copper, accounting for 40% of worldwide copper consumption. The PRC’s consumption continues to outpace its production of copper, making it among the largest importers of the non-precious metal. In 2009 the PRC was the world’s leading importer of refined copper, copper ore and copper concentrates. The shortfall in production was satisfied through recycling of scrap copper as well as copper imports, which are more expensive due to freight costs. Lihua believes that the PRC’s continued urbanization should continue to drive strong copper consumption within the PRC, as well as China's 12th Five-Year Plan in which the Chinese government has earmarked investment of over RMB10 trillion over the next five years to stimulate commercial opportunities across seven core industries, all of which will require an accelerated need for copper. According to PRC copper industry analyst, the PRC copper consumption in 2012 will increase by 6.4% over prior year.

The following chart shows the global consumption of copper in 2009, by geographic region.

2009 World Copper Consumption

Source: ICSG, World Copper Factbook 2010

Refined Copper

The dynamics of constrained supply and growing demand in the PRC, as well as the resulting price surge, has contributed to the continued search for cost effective alternatives to pure copper. Manufacturers in the cable and wire industry have begun pursuing and adopting alternative technologies, including the use of scrap copper. According to ICSG, refined copper usage (usage by semi plants or the first users of copper) accounted for approximately 19.4 million tons in 2010 and 18.3 million tons through the first 11 months of 2011.

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

In the first eleven months of 2011, the PRC’s scrap copper imports advanced to 4.24 million tons, a 7.9% increase compared with the comparable period in 2010. The PRC government has also established industrial policies to encourage the use of scrap copper. In 2007 the import duty on scrap copper in the PRC, historically 1.5%, was removed. China’s 11th Five-Year (2006 – 2010) Plan encouraged the greater use of scrap metals to help alleviate a shortfall in supplies and set the target consumption of secondary copper at 35% of total national copper consumption. China’s 12th Five Year Plan (2011-2015) places an emphasis on internal markets and domestic demand including industrial structures that emphasize added value, including a focus on energy, environmental and next generation telecom equipment industries, all of which bode well for heightened copper demand and consumption.

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

However, CCA wire has a high fabrication cost, as the cladding process is more complex than conventional wire-drawing. As a result, developed economies have not widely used CCA since the higher fabrication costs offsets the lower cost of raw material.

As a result of the changes in the market conditions in recent years, PRC-based companies perceived a potential market opportunity and added capacity for production of CCA wire. This has in turn resulted in improvements in the production process and made increased production volumes of CCA wire available from the PRC. As a result of the increased production capacity, the PRC has become leading global supplier in CCA market.

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

Ally Profit was incorporated in the British Virgin Islands on March 12, 2008 under the Business Companies Act of 2004. In June 2008, Ally Profit became the parent holding company of a group of companies comprised of Lihua Holdings, a company organized under the laws of Hong Kong and incorporated on April 17, 2008, which is the 100% shareholder of each of Lihua Electron and Lihua Copper, each a limited liability company organized under the existing laws of the PRC. Lihua Electron and Lihua Copper were incorporated on December 30, 1999 and August 31, 2007, respectively. We changed our name from Plastron Acquisition Corp. to Lihua International, Inc. on September 22, 2008.

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol LIWA.

As of December 31, 2011, details of our subsidiaries are as follows:

Subsidiaries’ names	Domicile and date of incorporation	Paid-up capital		Effective ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of pure copper wire and bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire

Jiangsu Lihua Copper Industry Co., Ltd. (“Lihua Copper”)	PRC August 31, 2007		$46,000,000	100%	Manufacturing and sales of refined copper products

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

Share Exchange

Restructuring

In June 2008, Magnify Wealth, a British Virgin Islands holding company, which was 100% owned by Mr. Chu, developed a restructuring plan (the “Restructuring”). At that time, Magnify Wealth was the parent company and sole shareholder of Ally Profit, which was the parent company and sole shareholder of Lihua Holdings. The Restructuring was accomplished in two steps. The first step was the PRC Subsidiary Acquisition. After the PRC Subsidiary Acquisition, the second step was for Magnify Wealth to enter into and complete a share exchange transaction with a US public reporting company, whereby the US company would acquire Ally Profit, Lihua Holdings and the PRC Operating Companies.

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

Lihua Holdings acquired 100% of the equity interests in the PRC Operating Companies from companies owned by our current CEO, Mr. Zhu, and the Minority Shareholders of the PRC Operating Companies. In addition to being the sole shareholder of Magnify Wealth, Mr. Chu was also a 45.5% owner of Lihua Electron, prior to the consummation of the PRC Subsidiary Acquisition. The aggregate consideration payable by Lihua Holdings to the shareholders of Lihua Electron was $2,200,000, and the aggregate consideration payable by Lihua Holdings to the shareholders of Lihua Copper was $4,371,351.

The Share Transfer Agreement enabled Mr. Zhu to receive consideration for selling his interest in the PRC Operating Companies to Lihua Holdings by allowing him to earn back an indirect interest in the PRC Operating Companies without violating PRC laws. At the time of the PRC Subsidiary Acquisition, Mr. Zhu did not have any equity interest in Lihua Holdings. As a PRC citizen, Mr. Zhu would not have been permitted to immediately receive shares in Lihua Holdings or in Magnify Wealth in exchange for his interests in the PRC Operating Companies. Subject to registering with SAFE prior to the exercise and issuance of the Option Shares under the Share Transfer Agreement, which is an administrative task, there is no prohibition under PRC laws for Mr. Zhu to earn an interest in Magnify Wealth after the PRC Subsidiary Acquisition was consummated, in compliance with PRC laws. Pursuant to the original terms of the Share Transfer Agreement, Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth then held by Mr. Chu at the nominal price of $1.00 per share, subject to the achievement of certain net income targets.Since our consolidated net income targets were reached, as of February 14, 2011 all of the Options Shares vested and are fully exercisable.

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

We believe that our business model will allow us to become a leader in the CCA and the scrap copper recycling industries in which we operate. However, we cannot assure you that our business model will be effective. We are susceptible to risks, including the failure to create awareness of our products, protect our reputation and develop customer loyalty, the inability to manage our expanding operations, the failure to maintain adequate control of our expenses, and the inability to anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments, and other significant competitive and market dynamics. If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our quarterly operating results may fluctuate.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the prices of copper which directly affect the price of our products and may influence the demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity) and interruptions in plant operations resulting from the interruption of raw material supplies, narrowing of the price spread between our raw material price and average sales price of our products, and other factors. Our operating results are also impacted during the summer months and first few months of each year, when production at our factory declines due to the hot weather in Southern China, and Chinese New Year vacation, respectively.

Fluctuating copper prices and the price spread between pure copper and scrap copper impact our business and operating results.

Copper prices, which have increased quite rapidly over the past several years, declined during 2008 but have been on the upswing in the recent years from its low during 2008. Such prices may continue to vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively. For example, since our products are a substitute for pure copper wire, higher copper prices usually increase demand for our CCA products, while lower copper prices can decrease demand for CCA products. Numerous factors, most of which are beyond our control, influence copper prices. These factors include general economic conditions, industry capacity, utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Consequently, fluctuations in copper prices and the narrowing of price spread between pure copper and scrap copper can significantly affect our business and operating results.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The CCA and scrap copper recycling industries are becoming increasingly competitive. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. The principal elements of competition in the refined copper and bimetallic industry are, in our opinion, pricing, product availability and quality. In order to succeed in the bimetallic industry, we must be competitive in our pricing, product availability and quality. If we fail to do so, we will not be able to compete effectively and will lose market share. In such case we may be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. Further, to the extent that, whether as a result of the increased cost of copper, the relative strength of the Chinese currency, shipping costs or other factors, we are not able to price our products competitively, our ability to sell our products in both the Chinese domestic and the international markets will suffer.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop it may be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings. Such circumstances will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or harm our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

Shortages or disruptions in the availability of raw materials could harm our business.

We expect that raw materials of CCA and recycled copper will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may harm our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts in excess of one year. Interruptions of production at our key suppliers may harm our results of operations and financial performance.

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

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. We mitigate the impact of changing raw material prices by passing changes in prices to our customers by adjusting prices daily to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be harmed to the extent we are unable to pass on higher raw material costs to our customers.

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

Increases in the price of our products, as raw material prices rise, may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse effect on the timing and amount of payment on our accounts receivable, which would in turn, harm our results of operations.

If the scrap copper recycling or CCA industry does not grow or grows at a slower speed than we project, our sales and profitability may be harmed.

We derive most of our profits from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the copper consumption market in China. Although China’s copper consumption market has grown rapidly in the past, it may not continue to grow at the same growth rate or at all in the future. Any reduced demand for our products, any downturn or other adverse changes in China’s copper consumption market or related industries could severely harm the profitability of our business.

Potential environmental liability could harm our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in compliance with current environmental laws and regulations, and our plant has ISO14001 environmental management system certification, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we may have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. Further, no assurance can be given that all potential environmental liabilities have been identified or properly quantified or that any prior owner, operator, or tenant has not created an environmental condition unknown to us. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and be subject to claims for damages that may require us to pay substantial fines or have our operations suspended or even be forced to cease operations.

We may be unable to retain key employees who are essential to growing our business.

Mr. Jianhua Zhu, Ms. Yaying Wang and Ms. Daphne Huang, along with Ms. Zhu Junying, and Mr. Xingwei Fan, are essential to our ability to continue to grow our business. Each of these key employees has established relationships within the industries in which we operate. Each of these employees has agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination. Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

 We have derived a material portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

As a result of our copper anode product offering in 2010, our customer base has become more concentrated since we currently produce and sell to a few large copper anode customers. For the year ended December 31, 2011 and each of the fiscal years ended December 31, 2010, 2009, 2008 and 2007, our five largest customers accounted for 49.0%, 36.5%, 6.9%, 20.2% and 14.5% of our total sales, respectively, and the single largest customer accounted for 25.3%, 12.7%, 1.6%, 6.6% and 3.0% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could harm our business, operating results and financial condition.

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

Currently, Magnify Wealth beneficially owns approximately 44.0% of our outstanding common stock. Mr. Zhu, our Chairman and CEO, is the sole director of Magnify Wealth. As the sole director of Magnify Wealth, Mr. Zhu has the sole power to vote the shares of our common stock owned by Magnify Wealth, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Additionally, pursuant to the Share Transfer Agreement, Mr. Zhu has a fully vested option to purchase up to 3,000 shares of Magnify Wealth from Mr. Chu (the “Option Shares”). At such time as Mr. Zhu exercises and acquires all of the Option Shares, he will own shares representing 81.9% of Magnify Wealth’s issued and outstanding shares. Once the Option Shares are exercised, Mr. Zhu will then also have a controlling equity interest in Magnify Wealth. This concentration of ownership in our shares by Magnify Wealth will limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Our gross margin is affected by our product mix. As a result of significant costs associated with production in our scrap recycling business, copper anode and rod contribute a lower gross profit margin compared to our finished wire products. As we continue to expand the capacity of our scrap copper refineries, we expect that as the sales of the refined copper products increase over time, there will be a decline in our gross margin, unless we are able to add additional processing capacity.

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

We have granted stock options to three of our PRC employees and our CEO, Mr. Zhu, who has options to purchase shares in our majority shareholder, Magnify Wealth, which may require registration with SAFE. We may also face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. Further, it is also not clear whether Circular 78 would require SAFE approval for stock options in Magnify Wealth that are granted to Mr. Zhu. For any equity compensation plan which is so covered and is adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the Lihua International, Inc. 2009 Omnibus Securities & Incentive Plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We have adopted an equity compensation plan and have begun to make option grants to some of our key employees, three of whom are PRC citizens. Circular 78 may require PRC citizens who receive option grants to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming. If it is determined that any of our equity compensation plans, or the option grant from Magnify Wealth to Mr. Zhu are subject to Circular 78, failure to comply with such provisions may subject us and recipients of such options to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

PRC SAFE Regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect our business.

Recent regulations promulgated by SAFE regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face.  The failure by our stockholders and affiliates who are PRC residents, including Mr. Zhu, who has sole voting power with respect to shares held by our majority shareholder, Magnify Wealth, to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals.  The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC,” intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise.  This could have a material adverse effect on us given that we are a publicly listed company in the U.S.

Because our principal assets are located outside of the United States and with the exception of one director and one officer, the rest of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

With the exception of one director and one officer, the rest of our officers and directors reside outside of the United States. In addition, our operating subsidiaries are located in the PRC and all of their assets are located outside of the United States. China does not have a treaty with United States providing for the reciprocal recognition and enforcement of judgments of courts. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires that we maintain adequate financial records and internal controls to prevent such prohibited payments. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

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

Furthermore, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations due to the above mentioned government controls, we may be unable to pay dividends on our common stock.

In November 2011 our Board of Directors approved the issuance of two special dividends to our shareholders. The first dividend of approximately $0.5 million was paid on January 13, 2012 to our shareholders of record on December 31, 2011, and the second dividend with an expected amount of approximately $0.5 million will be payable on April 13, 2012 to our shareholders of record on March 31, 2012.

We have no additional plans to pay any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account of various factors, including dividend issuance criteria of the state of the Delaware, where our parent holding company is registered in, current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in the PRC.

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

We are dependent on our relationship with the local government in the province in which we operate our business.  The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

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

A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that could leave us without many employees to conduct our business, which would materially and adversely affect our operations and financial condition.

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

There is a substantial short interest in our common stock, with approximately 2.1 million shares short on February 15, 2012, representing approximately 13% of our public float as of February 15, 2012.  Accordingly, the price and trading volume of our stock is vulnerable to extreme fluctuations.  We have been the target of internet blogs in the past, such as one particular series of articles published by a short seller in October and November 2009, and strewn with inaccurate facts and misleading allegations against the Company.  Although we responded to these allegations, the closing price of one share of our common stock fell from $8.77 on October 16, 2009, prior to the release of this series of negative articles, to a closing price of $6.26 on October 29, 2009.   Again, on August 1, 2011, another short seller issued a false and misleading attack on the Company, which caused the price of our common stock to close down nearly 11% on the day the report was released, before closing up on August 4, 2011, after we responded publicly to repudiate the attack, 15.1% higher than the August 1, 2011 closing price. Although we will strive to respond quickly and effectively to these types of inaccurate and misleading allegations, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.

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

Additional sales of our securities in the public market or the perception that these sales could occur, could cause the market price of our securities to decline. As of March 9, 2012 had 30,084,883 shares of our common stock outstanding.  Of that amount, 14,390,832 shares of Common stock are freely transferable without restriction upon resale. None of our shares are subject to any lock-up restrictions, although 15,694,051 of them are subject to volume and other restrictions as applicable under Rule 144 under the Securities Act. In addition, we may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

As of March 14, 2012 we had options outstanding to purchase an aggregate of 715,000 shares of our common stock, of which 157,500 are currently exercisable and warrants to purchase 283,956 shares of common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our securities.

If NASDAQ were to delist our securities from trading on its exchange, such action could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

If our common stock were removed from listing with the Nasdaq Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

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

On November 5, 2010, Lihua Copper entered into a Land Expropriation Contract with Houxiang Township People’s Government, Danyang City, Jiangsu Province, relating to the transfer to Lihua Copper of a 50-year right to use a parcel of land located in Wuxing Village and Jide Village, Houxiang Township, for consideration of $4,834,893 (RMB 32,399,100).  The size of the land being transferred is 119,988 square meters, or 180 mu, and the land will be used for the extension of Lihua Copper’s existing factory buildings. Lihua Copper paid $4,476,877 (RMB30,000,000) as a deposit for the above land use right. Not all the relevant formalities were completed prior to December 31, 2011, and therefore as of year-end Lihua Copper had not yet obtained the legal title to the land use rights of 80 mu of the total 180 mu land leased. For more information on the Prepaid Land Use Rights, please refer to Note 9 to the Financial Statements contained on page F-19 of this report.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “LIWA” since September 4, 2009. The closing price for our common stock on Nasdaq on March 12, 2012 was $5.72 per share.

The following table shows by each fiscal quarter and partial period, where applicable, the range of high and low sales prices reported by Nasdaq for each full quarterly period within the two most recent fiscal years, through March 12, 2012.

	High	Low
2012
First quarter (through March 12)	$6.89	$4.80

2011
Fourth Quarter	$6.39	$3.69
Third Quarter	$8.89	$4.28
Second Quarter	$9.29	$5.19
First Quarter	$11.95	$8.28

2010
Fourth Quarter	$13.05	$8.24
Third Quarter	$9.46	$7.48
Second Quarter	$9.44	$7.25
First Quarter	$11.77	$7.50

Holders of Record

At March 12, 2012, there were 30,084,883 shares of our common stock outstanding. Our shares of common stock are held by approximately 39 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

In November 2011 our Board of Directors approved the issuance of two special dividends to our shareholders. The first dividend of approximately $0.5 million was paid on January 13, 2012 to our shareholders of record on December 31, 2011, and the second dividend with an expected amount of approximately $0.5 million will be payable on April 13, 2012 to our shareholders of record on March 31, 2012.

We have no plans to pay any additional dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including dividend issuance criteria of the state of the Delaware, where our parent holding company is registered in, current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in the PRC.

Performance Graph

The graph below charts the cumulative total return of our common stock listed on Nasdaq, the Nasdaq Composite index and the Copper index, for the fiscal year ended December 31, 2011.  Our stock began trading on Nasdaq on September 4, 2009.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the 4th quarter of 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2011		2010		2009		2008		2007
	US$	% of Sales	US$	% of Sales	US$	% of Sales	US$	% of Sales	US$	% of Sales
	(in thousands, except for percentages, per share and operating data) (All periods are audited)
Consolidated Statement of Income Data:
Sales
CCA and Copper wire	335,574	52.7%	243,133	65.6%	109,398	67.7%	50,006	100.0%	32,677	100.0%
Copper anode	287,269	45.1%	97,614	26.3%	—	—	—	—	—	—
Refined Copper rod	14,250	2.2%	29,785	8.0%	52,146	32.3%	—	—	—	—
Total sales	637,093	100%	370,532	100%	161,544	100.0%	50,006	100.0%	32,677	100.0%

Cost of sales
CCA and Copper wire	(285,851)	-44.9%	(192,199)	-51.9%	(78,081)	-48.3%	(33,202)	-66.4%	(22,911)	-70.1%
Copper anode	(262,045)	-41.1%	(89,107)	-24.0%	—	—	—	—	—	—
Refined Copper rod	(13,483)	-2.1%	(27,124)	-7.3%	(47,230)	-29.2%	—	—	—	—
Total cost of sales	(561,379)	-88.1%	(308,430)	-83.2%	(125,311)	-77.6%	(33,202)	-66.4%	(22,911)	-70.1%

Gross profit	75,714	11.9%	62,102	16.8%	36,233	22.4%	16,804	33.6%	9,766	29.9%
Selling expenses	(2,486)	-0.4%	(2,058)	-0.6%	(1,722)	-1.1%	(700)	-1.4%	(417)	-1.3%
Administrative expenses	(6,650)	-1.0%	(5,747)	-1.6%	(3,992)	-2.5%	(1,907)	-3.8%	(455)	-1.4%
Income from operations	66,578	10.5%	54,297	14.7%	30,519	18.9%	14,197	28.4%	8,894	27.2%

Interest income	523	0.1%	254	0.07%	174	0.1%	68	0.1%	16	0.1%
Interest expenses	(144)	-0.02%	(131)	-0.04%	(335)	-0.2%	(515)	-1.0%	(97)	-0.3%
Exchange expenses	235	0.04%	(112)	-0.03%	—	—	—	—	—	—
Merger cost	—	—	—	—	—	—	(259)	-0.5%	—	—
Change in fair value of warrants	3,062	0.5%	(1,449)	-0.4%	(11,877)	-7.4%			—	—
Gain/(loss) on extinguishment of warrant liabilities	88	0.01%	187	0.05%	(1)	0.001%	—	—	—	—
Other income (expenses)	115	0.02%	(80)	-0.02%	501	0.3%	4	0.01%	—	—

Income before tax	70,457	11.1%	52,966	14.4%	18,981	11.7%	13,495	27.0%	8,813	27.0%
Income tax	(17,324)	-2.7%	(14,500)	-3.9%	(5,248)	-3.2%	(1,793)	-3.6%	(1,089)	3.3%
Net income	53,134	8.3%	38,466	10.4%	13,733	8.5%	11,702	23.4%	7,724	23.6%

	Year Ended December 31,
	2011	2010	2009	2008	2007
	US$	US$	US$	US$	US$
	(in thousands, except for percentages, per share and operating data)

Earnings per share
—Basic	1.78	1.38	0.77	0.75	—
—Diluted	1.77	1.34	0.72	0.70	—

Other Consolidated Financial Data:
Gross profit margin	11.9%	16.8%	22.4%	33.6%	29.9%
Operating profit margin	10.5%	14.7%	18.9%	28.4%	27.2%
Net profit margin	8.3%	10.4%	8.5%	23.4%	23.6%

Consolidated Operating Data:
Shipment volume (ton)
CCA and Copper wire	34,743	28,388	15,353	5,966	4,065
Copper anode	31,943	12,330	—	—	—
Refined Copper rod	1,876	3,994	9,630	—	—
Average selling price ($ per ton)
CCA and Copper wire	9,659	8,565	7,126	8,382	8,039
Copper anode	8,993	7,917	—	—	—
Refined Copper rod	7,596	7,457	5,414	—	—

Consolidated Balance Sheet Data:
Cash and cash equivalents	105,638	90,609	34,615	26,042	3,214
Accounts receivable	31,082	32,974	10,996	5,043	5,385
Inventories	15,502	16,156	17,534	587	2,598
Property, plant and equipment	20,566	18,189	18,424	7,441	5,948
Total assets	238,289	178,285	91,167	56,813	30,075
Secured short-term bank loans	—	2,265	2,197	6,145	4,107
Total liabilities	18,652	25,127	23,661	9,021	10,992
Total stockholders’ equity	219,637	153,158	67,506	34,675	19,082
Total liabilities and stockholders’ equity	238,289	178,285	91,167	56,813	30,075

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

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper.   We launched production of copper anode in July 2010, in conjunction with the completion of our second scrap copper smelter, with an initial annual capacity of 25,000 tons. The completion of this second smelter doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. In October 2011, we completed an efficiency upgrade of the smelters and increased the copper anode smelting capacity to 35,000 tons per annum, and the copper rod smelting capacity to 50,000 tons per annum. The latest upgrade brought our total smelting capacity to 85,000 tons per annum. Copper anode is the fundamental building block for almost all pure copper products, and holds a wide range of potential end market uses.  We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

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

Our market for copper anode is very large and diverse as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  For our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper.  During 2011, we sold copper anode to a few copper conglomerates, which use our product to produce copper cathode.  We sold copper rod to a few customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $161.5 million, $370.5 million and $637.1 million for the years ended December 31, 2009 and 2010 and 2011, respectively. We achieved net income of $13.7 million, $38.5 million and $53.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.  In 2010 and 2009, we had non-cash charges of $1.3 million and $11.9 million, respectively, which resulted from the extinguishment and the change in the fair value of the warrants issued to investors in conjunction with our issuance of convertible preferred stock in October 2008. Excluding the impact of these non-cash charges, net income for 2010 and 2009 were $39.7 million and $25.6 million, respectively, up 55.1% and 118.8%, respectively, from the prior year.  In 2011, we had a non-cash gain of $3.2 million, which resulted from extinguishment and the change in the fair value of the warrants. Excluding the impact of these non-cash gains, net income for 2011 was $50.0 million, up 25.8% from the prior year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the number and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have two smelting facilities allocated to copper rod and copper anode production. The copper anode smelter is capable of producing 35,000 tons per year and the copper rod smelter is capable of producing 50,000 tons per annum.  In 2011, we sold 31,943 tons of copper anode and 30,283 tons of copper rod and wire.  As of December 31, 2011, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of CCA wire and approximately 20,000 – 25,000 tons per annum of 0.03mm – 1.60mm diameter range copper wire. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire we produce, that with a diameter range of 1.65mm – 1.75mm. In 2011, we sold 6,336 tons of CCA wire. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  In the first half of 2010, we added six high-capacity copper wire drawing production lines, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 – 25,000 tons of copper wire.  In the third quarter of 2010, we added a new smelter with 25,000 tons of annual capacity and started copper anode production.  In October 2011 we increased the production efficiency and capacity of each smelter and increased the total smelting capacity to 85,000 tons. As a result, the copper rod production capacity is more than that for superfine copper wire and we are expecting to see some copper rod sales in the sales mix going forward, should we produce more copper rod than the copper wire drawing capacity can absorb as raw material. On the new plant construction site, we are adding two new smelters with 25,000 - 30,000 tons of annual capacity each, which are anticipated to be completed by the end of April 2012.  Accordingly, we do not anticipate that our sales will be capacity-constrained in the near future, even if we continue to experience rapid sales growth.

Historically, we have taken a conservative approach in estimating the annual capacity of each main product category. Specifically, in the wire product categories (CCA and copper wire), our historical total annual capacity estimate was based upon the capacity assumption on drawing the thinnest superfine wire, even though we often produced and sold larger millimeters of wire. Since drawing the thinnest diameter of superfine wire (i.e. 0.03 mm) takes the longest time, the estimated annual capacity that we have disclosed assumes only the smallest possible wire production capacity that we could attain.

We produce and sell a wide variety of superfine CCA and copper wire products according to customer order specifications. In 2011, the average CCA and copper wire diameters we produced and sold was in the range of 0.03 mm to 2.6 mm, which were thicker than the thinnest wire diameter we can produce. As a result, the actual sales volume of these two products exceeded our estimated production capacity, since such estimate is based upon the thinnest wire diameter production. We are capable of producing annual production capacities for CCA and copper wire in the range of 6,000 – 8,000 tons and 20,000 – 25,000 tons ((in the thickness range of 0.03mm – 1.60mm), respectively. This capacity estimate does not include the drawing capabilities of the thickest copper wire in the range of 1.65mm – 1.75mm.

Given the production capacity estimates are conservative based upon the assumptions that are used, as described above, management does not expect the current CCA and copper wire capacity to limit potential sales. However, such analysis and determination will be performed by us regularly in future years and any changes will be timely disclosed. Currently we do not have plans to expand the production capacity for the existing CCA and copper wire products. We are in the process of completing construction and addition of two new smelters with 25,000 – 30,000 tons of capacity each, which are anticipated to be completed by the end of April 2012. We have completed the research and development of new products in the CCA cable and wire category, and are in the process of obtaining manufacturing permits while planning to add capacity for the new products. Currently we are planning to launch this new product in the next 12 to 18 months. The timing of this launch is dependent on various factors, including but not limited to: receipt of production license, our capital investment plan, as well as working capital needs.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•         product mix and implications on gross margins;

•         supply and costs of principal raw materials;

•         copper prices and supply and demand of copper;

•         production capacity; and

•         economic conditions in China;

Product mix and effect on gross margins

Our gross margin is affected by our product mix. We produce and sell products according to customer orders.  In our wire products (pure copper wire and CCA wire), magnet wire and tin plated wire are final products from which we will derive the highest production markup, or gross profit.  We also generate a significant portion of revenue from selling semi-finished products such as fine wire at a lower production cost markup, or gross profit.

Generally, copper anode and copper rod products contribute a lower gross profit margin compared to the wire products.  However, given the quick turnover and large volume production of the refined copper products, as well as primarily cash on delivery payment terms with our customers, the return on invested capital for the refined copper products and working capital turnover are much better than that of the wire products.

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

Copper prices and supply and demand of copper

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

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 14.8% in gross domestic product from 1999 through 2011 according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products have increased substantially as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $615,000 as of December 31, 2011 and the Company recognized a $3,065,575 gain, which is a non-cash gain from the change in fair value of these warrants for the year ended December 31, 2011. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price. As of December 31, 2011, all of the Series A Warrants have been exercised and none remained outstanding.

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

The PRC New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing their earnings to the Company for the years ended December 31, 2009, 2010 and 2011 to the Company, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through December 31, 2011. Total undistributed earnings of these PRC subsidiaries at December 31, 2011 was RMB937,148,032 ($148,732,408).

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

Sales

Our business for the year ended December 31, 2011 continued to demonstrate robust growth.  Net sales increased by 71.9% from $370.5 million in 2010 to $637.1 million in 2011. This growth was primarily driven by: (i) strong market demand for our CCA and copper wire products; (ii) the launch of the new smelting capacity in the third quarter of 2010, which operated a full year in 2011 and allowed us to keep up with increased product demand; (iii) the further increase in the smelting capacity in October 2011, and (iv) the increase of copper prices during 2011 relative to 2010. Please see the table below for more details regarding the product sales breakdown by specific category.

	Year ended December 31,
	2011			2010
In thousands, except for percentage and average price	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$335,574	34,743	$9,659	$243,133	28,388	8,565
Copper anode	287,269	31,943	8,993	97,614	12,330	7,917
Copper rod	14,250	1,876	7,596	29,785	3,994	7,457
Total	$637,093	68,562	$9,292	$370,532	44,712	$8,287

The overall sales volume increase of 53% in 2011 over 2010 is the result of additional production volume in our existing products in 2011 as a result of the capacity addition incurred throughout 2010 in both our wire products and copper anode product, and smelting capacity expansion in October 2011, partially offset by the reduction in copper rod sales as a result of increased use of rod internally as raw material for copper wire. Sales volume of CCA and copper wire in 2011 has grown 22% from fiscal year 2010 as a result of wiring drawing capacity expansion in the first half of 2010. We added six new copper wire drawing production lines in the first half of 2010 and thus expanded copper wire production capacity from 18,000 tons (expanded in October 2009) per annum to 20,000 – 25,000 tons per annum, for production of the wires in the thickness range of 0.03mm – 1.60mm. We began production and sales of copper anode in August 2010, and sold 31,943 tons and 12,330 tons of copper anode in 2011 and 2010, respectively. Since we expanded our copper wire production capacity in the first half of 2010, beginning in the third quarter of 2010, we nearly fully utilized all copper rod produced for internal copper wire production, thereafter greatly reduced the sales volume of copper rod to outside customers. With the copper rod production capacity increase in October 2011, to the extend our copper rod production capacity exceeds copper wire production capacity, we anticipate that we will sell copper rod to the market in future periods.

We sell our products based on the prevailing market price at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011		2010
In thousands, except for percentage	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$285,851	85.2%	$192,199	79.1%
Copper anode	262,045	91.2%	89,107	91.3%
Copper rod	13,483	94.6%	27,124	91.1%
Total	$561,379	88.1%	$308,430	83.2%

	Year ended December 31,
	2011		2010
In thousands, except for percentage	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$49,723	14.8%	$50,934	20.9%
Copper anode	25,224	8.8%	8,507	8.7%
Copper rod	767	5.4%	2,661	8.9%
Total	$75,714	11.9%	$62,102	16.8%

* Percentage of sales of respective product category

Average gross profit margin decreased to 11.9% in 2011 as compared to 16.8% in 2010, primarily as a result of the addition of copper anode, which is a lower margin product compared to the wire products. In addition, as a result of the copper wire capacity addition, copper wire products sales have increased significantly as a percentage of total sales in 2011, when compared with fiscal year 2010.  Since copper wire is a lower gross margin product than CCA wire, the increase in copper wire sales also contributed to the decrease in average CCA and copper wire gross margin as well as overall gross margin.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the years ended December 31, 2011 and 2010:

	Year ended December 31,				Change in year ended December 31, 2011 compared to year ended December 31, 2010
	2011		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$75,714	11.9%	$62,102	16.8%	21.9%
Operating Expenses:
Selling expenses	(2,486)	(0.4)%	(2,058)	(0.6)%	20.8%
General & administrative expenses	(6,650)	(1.0)%	(5,747)	(1.5)%	15.7%
Total operating expense	(9,136)	(1.4)%	(7,805)	(2.1)%	17.0%
Income from operations	$66,578	10.5%	$54,297	14.7%	22.6%

Total selling, general and administrative expenses were $9,136,120 for the year ended December 31, 2011, compared to $7,805,501 for the same period last year, an increase of 17.0%.

Selling expenses were $2,485,978 for the year ended December 31, 2011, an increase of 20.8% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period.

Included in selling expenses were shipping and handling costs of $2,051,193 and $1,630,898 in 2011 and 2010, respectively, representing an increase of 26%, while tons of products sold by us increased 53% compared to 2010. Excluding the sale of copper anode, which was launched in the second half of 2010, tons of CCA and copper wire and rod products sold increased 13% in 2011. Copper anode sales have only been made to three customers, all of whom are located in nearby cities and/or provinces that are within close proximity to our production location. Due to their proximity to our facilities, the costs of shipping and handling for copper anode sales were significantly less than the costs of sales for our other products to customers that are located further from our facility. , Depending on customer’s requests on a case-by-case basis, shipping and handling costs for our products may either be borne by us or by our customers. The greater percentage increase in shipping and handling costs compared to the percentage increase in tons of products of wire and rod products sold during 2011 was attributable to more customers requesting us to bear these costs compared to last year.

General & administrative expenses were $6,650,142 for the year ended December 31, 2011, an increase of 15.7% compared to the same period last year. The main factors which caused this increase were (i) higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations; and (ii) higher research and development costs as we have completed R&D for new CCA products and developed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycling Economy Research Institute in 2011.

Interest Expense

Interest expense was $143,779 for the year ended December 31, 2011, compared to $131,106 for the same period last year. The increase was mainly due to the increase in interest rates.

Income Tax

For the year ended December 31, 2011, income tax expense was $17,323,700, reflecting an effective tax rate of 24.6%.  The effective tax rate for the same period in 2010was 27.4%. Excluding the non-taxable fair value change on warrants and the operating loss of the US entity, the effective tax rate was 24.9% and 25.4% for 2011 and 2010, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the year ended December 31, 2011 was $53.1 million, or 8.3% of net revenue, compared to $38.5 million, or 10.4% of net revenue, in the same period in 2010. The net income for the year ended December 31, 2011 and 2010 was impacted by a $3.1 million non-cash gain and $1.3 million non-cash charge, respectively, as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash items, net income for the year ended December 31, 2011 was $50.0 million, up 25.8% from the prior year.

Foreign Currency Translation Gains

During the year ended December 31, 2011, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $9.2 million.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Sales

	Year ended December 31,
	2010			2009
In thousands, except for percentage and average price	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$243,133	28,388	$8,565	$109,398	15,353	7,126
Copper anode	97,614	12,330	7,917	—	—	—
Copper rod	29,785	3,994	7,457	52,146	9,630	5,414
Total	$370,532	44,712	$8,287	$161,544	24,983	$6,466

The overall sales volume increase of 79% in 2010 over 2009 is the result of capacity addition in our existing products, as well as production and sale of new product in 2010, partially offset by the reduction in copper rod sales as a result of increased use of rod internally as raw material for copper wire. Sales volume of CCA and copper wire in 2010 has grown 85% from fiscal year 2009 as a result of capacity expansion in the first half of 2010. We added six new copper wire drawing production lines in the first half of 2010 and thus expanded copper wire production capacity from 18,000 tons (expanded in October 2009) per annum to 20,000 – 25,000 tons per annum. We began production and sales of copper anode in August 2010, and sold 12,330 tons of copper anode in 2010. Since we have expanded the copper wire production capacity in the first half of 2010, beginning in the third quarter of 2010, we were able to fully utilize copper rod for internal copper wire production, and subsequently no longer sold copper rod to outside customers for the remainder of 2010.

We sell our products based on the prevailing market price at the time of the sale. Factors impacting average selling prices of our products are fluctuations in copper prices, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the year ended December 31, 2010 and 2009:

	Year ended December 31,
	2010		2009
In thousands, except for percentage	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$192,199	79.1%	$78,081	71.4%
Copper anode	89,107	91.3%	-	-
Copper rod	27,124	91.1%	47,230	90.6%
Total	$308,430	83.2%	$125,311	77.6%

	Year ended December 31,
	2010		2009
In thousands, except for percentage	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$50,934	20.9%	$31,317	28.6%
Copper anode	8,507	8.7%	-	-
Copper rod	2,661	8.9%	4,916	9.4%
Total	$62,102	16.8%	$36,233	22.4%

*  Percentage of sales of respective product category

Average gross profit margin has decreased to 16.8% in 2010 as compared to 22.4% in 2009, primarily as a result of the addition of copper anode, which is a lower margin product compared to the wire products. In addition, as a result of the copper wire capacity addition, the copper wire product sales have increased significantly as a percentage of total sales in 2010, when compared with fiscal year 2009.  Since copper wire is a lower gross margin product than CCA wire, the increase in copper wire sales also contributed to the decrease in average CCA and copper wire gross margin as well as overall gross margin.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the year ended December 31, 2010 and 2009:

	Year ended December 31,				Change in year ended December 31, 2010 compared to year ended December 31, 2009
	2010		2009
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$62,102	16.8%	$36,233	22.4%	71.4%
Operating Expenses:
Selling expenses	(2,058)	(0.6)%	(1,722)	(1.1)%	19.5%
General & administrative expenses	(5,747)	(1.5)%	(3,992)	(2.5)%	44.0%
Total operating expense	(7,805)	(2.1)%	(5,714)	(3.6)%	36.6%
Income from operations	$54,297	14.7%	$30,519	18.9%	77.9%

Total selling, general and administrative expenses were $7,805,000 for the year ended December 31, 2010, compared to $5,714,000 for the prior year, an increase of 36.6%.

Selling expenses were $2,058,000 for the year ended December 31, 2010, an increase of 19.5% compared to the prior year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and
•	Increased staffing costs as we continued to expand the sales force during the period.

Included in selling expenses were shipping and handling costs of $1,630,898 and $1,303,346 in 2010 and 2009 respectively, representing an increase of 25%, while tons of products sold by us increased 79% compared to 2009. Excluding the sale of copper anode which was launched in the second half of 2010, tons of CCA and copper wire and rod products sold increased 30% in 2010. Copper anode sales have only been made to three customers, all of whom are located in nearby cities and/or provinces that are within close proximity to our production location. Due to their proximity to our facilities, the costs of shipping and handling for copper anode sales were significantly less than the costs of sales for our other products to customers that are located father from our facility. Depending on customer’s requests on a case-by-case basis, shipping and handling costs for our products may either be borne by us or by our customers. The lesser percentage increase in shipping and handling costs compared to the percentage increase in tons of products of wire and rod products sold during 2010 was attributable to fewer customers requesting us to bear these costs compared to 2009.

General & administrative expenses were $5,747,000 for the year ended December 31, 2010, an increase of 44.0% compared to the prior year. Factors which caused this increase were higher administrative and professional fees associated with the Company being a public reporting company and our expanded scale of operations.

Interest Expense

Interest expense was $131,106 for the year ended December 31, 2010, compared to $335,335 for the prior year. The decrease was mainly due to the repayment of short term bank loans which were used for working capital purposes.

Income tax

For the year ended December 31, 2010, income tax expense was $14,499,576, reflecting an effective tax rate of 27.4%.  The effective tax rate for the same period in 2009 was 27.6%. Excluding the non-taxable fair value change on warrants and the operating loss of the US entity, the effective tax rate was 25.4% and 16.0% for 2010 and 2009, respectively.

In 2009, Lihua Electron was subject to an EIT rate of 12.5%, and Lihua Copper was subject to an EIT rate of 25%.  Starting 2010, both entities’ EIT rate was 25%.

Net Income

Net income for the year ended December 31, 2010 was $38.5 million, or 10.4% of net revenue, compared to $13.7 million, or 8.5% of net revenue, in the same period in 2009. The net income for the year ended December 31, 2010 and 2009 was impacted by a non-cash charge of $1.3 million and $11.9 million, respectively, as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash charges, net income for the year ended December 31, 2010 was $39.7 million, up 55.1% from the prior year.

Foreign Currency Translation Gains

During the year ended December 31, 2010, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $4.6 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

The Company has not transferred cash between our operating subsidiaries and the offshore parent company. As of December 31, 2011, total cash held in Renminbi and U.S. dollars was RMB665.6 million (or $105.6 million based on the conversion rate of US$1 = RMB6.3009 on the same date). We maintain cash in U.S. dollars in an offshore account in Hong Kong, to pay for U.S. related expenses such as legal fees and external investor relation firm fees for being a public company in the U.S.

As of December 31, 2011, we had approximately $105.6 million in cash, up $15 million from $90.6 million at December 31, 2010. Starting November 2010, the Company commenced construction of a 180 mu (approximately 30 acre) new plant. Two new copper anode smelters with 25,000 – 30,000 tons of annual capacity each will be added on this new plant, which is anticipated to be completed by the end of April 2012. In addition, the Company plans to add new production facilities for its new CCA cable and wire product on the new plant site. The estimated additional capital spending for the remaining infrastructure for the smelting facilities, planned capacity addition of the new CCA cable and wire products, as well as the completion of the construction of the entire new plant site, is $35 – 40 million. As a result of expanded production capacity following the completion of the new plant, the Company is expecting higher sales, higher depreciation and other operating costs, and an overall increase in net income in the year 2012 and beyond.

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
(US$)
Net cash provided by operating activities	$33,377,997	$29,704,698	$8,427,074
Net cash used in investing activities	(20,309,900)	(12,044,070)	(5,094,444)
Net cash (used in) provided by financing activities	(2,550,960)	35,870,817	5,210,460
Effect of exchange rate on cash and cash equivalents	4,511,150	2,463,057	29,899
Cash and cash equivalents at beginning of period	90,609,340	34,614,838	26,041,849

Cash and cash equivalents at end of period	$105,637,627	$90,609,340	$34,614,838

Operating activities

For the year ended December 31, 2011, cash provided by operating activities totaled $33.4 million compared to $29.7 million and $8.4 million in the same period of 2010 and 2009, respectively. This was primarily attributable to: i) $53.1 million in net earnings; ii) a $3.5 million accounts receivable decrease, which was mainly caused by the shorter credit terms we granted to our wire customers as our raw material cost increased and a tightening credit market in China; iii) a $1.4 million inventory decrease, resulting from more efficient use of raw materials and finished goods; offset by iv) a $21.3 million prepayments for raw material purchases, which was primarily caused by advanced payment for the importation of our raw material from overseas; and (v) a $1.8 million increase in other receivables, deposits and prepayments, which was primarily caused by prepaid R&D costs paid to research institutes.

Investing activities

For the year ended December 31, 2011, cash used in investing activities totaled $20.3 million compared to $12.0 million and $5.1 million in the same period of 2010 and 2009, respectively. This was primarily attributable to a total net cash outflow of $20.3 million for the purchase of and deposits paid for property, plant and equipment and construction in progress, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all being part of our planned expansion.

Financing activities

For the year ended December 31, 2011, cash used in financing activities totaled $2.6 million compared to cash inflow of $35.9 million and $5.2 million in the same period of 2010 and 2009, respectively. For the year ended December 31, 2011, we spent $2.1 million for stock repurchase and $2.3 million for repayment of short term bank loans and we received proceeds of $1.9 million from the exercise of warrants of the PIPE investors.

In January 2011, the Board of Directors authorized management to repurchase stock over a 12-months period with a total value of up to $15 million (the “Repurchase Program”). The Company has purchased 264,047 shares in the open market at aggregate cost of $2.1 million. The initial repurchases were funded with US dollars the Company had in its Hong Kong bank account, and the subsequent repurchases were funded by an aggregate of $1.3 million loans, denominated in U.S. dollars, from Magnify Wealth Enterprise Limited (“Magnify Wealth”), a British Virgin Islands corporation and an entity affiliated with Mr. Jianhua Zhu, our CEO and Chairman. The Company repaid Magnify Wealth in full, in RMB. While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to U.S. dollars, such that the Company has encountered difficulty funding the Repurchase Program with U.S. dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in U.S. dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company. The Repurchase Program expired in January 2012.

Capital expenditures

Our capital expenditures are principally directed for expansion of production facilities, including construction and purchases of property, plant and equipment. In 2009, 2010 and 2011, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2012, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machines and adding manufacturing equipment in our 180 mu new plant site, which is adjacent to our existing plant. We currently have two smelting facilities which can produce a total of 85,000 tons of refined copper products per year.  We plan to complete the addition of smelting facilities on the new plant site by the end of April 2012 and increase our refined copper capacity to 135,000 – 145,000 tons per year. With our current capacity of production lines, we can produce 7,500 tons of CCA wire and 20,000 - 25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm.  We have completed the research and development of a new CCA cable and wire product and are in the process of completing production license application and capacity addition for the new product on our new plant site. At the present time we estimate that this new product will be launched in 12 to 18 months. Construction of the entire 180 mu (approximately 30 acres) new plant site construction is anticipated to be completed in year 2013. The estimated additional capital spending for the remaining infrastructure spending for the smelting facilities, planned capacity addition of the new CCA cable and wire products, as well as the completion of the construction of the entire new plant site, is $35 – 40 million. For the future planned capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations and our revolving credit facility will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

In 2011, we sold 34,743 tons of CCA and copper wire, 31,943 tons of copper anode and 1,876 tons of copper rod.  In 2010, we sold 28,388 tons of CCA and copper wire, 12,330 tons of copper anode and 3,994 tons of copper rod. As CCA is an emerging product in the PRC, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper anode, copper rod and copper wire, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod and anode) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper anode, rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	As of December 31,
	2011	2010

CCA wire and copper wire	$17,998,205	$19,855,809
Copper anode	11,752,531	13,117,895
Copper rod	1,331,724	—
Total	$31,082,460	$32,973,704

Off-balance sheet arrangements

As of December 31, 2011, we have no off-balance sheet arrangements.

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

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2011 and 2010, we had cash denominated in Renminbi amounting to RMB665.4 million ($105.6 million) and RMB595.2 million ($89.9 million), respectively.

We recognized a foreign currency translation adjustment of approximately RMB59.1 million ($9.2 million) for the year ended December 31, 2011.

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

Interest Rate Risk

We are exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. We did not have short term bank borrowing outstanding as of December 31, 2011. However, we may incur short-term bank borrowings under our working capital revolving line of credit from time to time.

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3% and 5.4% in 2009, 2010 and 2011 respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer, who is our principal executive officer, and the chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2011, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Using the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), our management assessed the effectiveness of the Company's internal control over financial reporting, as of December 31, 2011, and determined it to be effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2011, as stated in their report which appears on pages F-1(a) of this annual report on Form 10-K.

Changes in Internal Controls

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 15, 2012.

Name	Age	Position

Jianhua Zhu	50	Chief Executive Officer, President and Director

Daphne Huang	41	Chief Financial Officer and Treasurer

Yaying Wang	49	Chief Operating Officer, Secretary and Director

Robert C. Bruce*	49	Independent Director

Jonathan P. Serbin*	42	Independent Director

Kelvin Lau*	49	Independent Director

* Indicates member of Audit, Nominating and Corporate Governance Committee and Compensation Committee.

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws. Our officers serve at the discretion of our Board of Directors.

Set forth below is information regarding certain significant employees.

Name	Age	Position

Xingwei Fan	38	Vice President

Junying Zhu	33	VP of Sales and Marketing

Set forth below are the respective principal occupations or brief employment histories of each of our directors and the periods during which each has served as a director of the Company, as well as for our named executive officers and certain significant employees.

Jianhua Zhu, President and Chief Executive Officer of the Company and the Chairman of the Board of Directors. Mr. Zhu has served as a director of the Company since October 31, 2008. Mr. Zhu has over 20 years of experience in the PRC’s copper industry. From Lihua Electron’s inception in October 1999 and from Lihua Copper’s inception in September 2007 until June 6, 2008, Mr. Zhu served as the sole member of the board of directors. Mr. Zhu currently serves as the Executive Director of Lihua Electron and Lihua Copper. In addition to overall management of the Company, Mr. Zhu is responsible for corporate and product development and governmental regulations. As our founder and CEO, we believe that Mr. Zhu’s extensive experience in the copper industry provides him with significant insights into our business which make him qualified to be the Chairman of our Board of Directors.

Daphne Huang, Chief Financial Officer and Treasurer. Ms. Huang has served as Chief Financial Officer and Treasurer since October 23, 2011 and as Executive Vice President of Finance and Director of Investor Relations since October 2009. From April 2003 through February 2009, Ms. Huang worked at GE Capital Markets, Inc., a broker dealer, where she served as Assistant Vice President and then Vice President of the Debt Capital Markets group and was responsible for debt product structuring and syndication in the U.S. capital markets. From 2000 to 2002, Ms. Huang was an Associate and then a Senior Associate at Fleet Securities, Inc., an investment bank that was acquired by Bank of America. Ms. Huang also served as a Senior Auditor in the Capital Markets Group of PriceWaterhouseCoopers from 1997 to 2000, an Equity Research Analyst at SG Cowen & Company from 1996 to 1997 and a Financial Analyst at Morgan Stanley Dean Witter from 1995 to 1996. Ms. Huang earned an MBA in Finance and Management from the Leonard N. Stern School of Business at New York University, a BBA in Accounting from Baruch College, and holds an inactive CPA license in the State of New York. She is also fluent in Mandarin.

Yaying Wang, Chief Operating Officer and a member of the Board of Directors. Ms. Wang has served as a director of the Company, Secretary and COO since October 31, 2008. Ms. Wang has over 20 years of experience in the PRC’s copper industry. Ms. Wang has strong technical knowledge of copper and extensive industry relationships. In addition to her responsibilities as COO, Ms. Wang is responsible for the Sales and Production Departments. We believe that Ms. Wang’s extensive experience in the copper industry provides her with significant insights into our business, which are needed by our Board of Directors.

Robert C. Bruce, Independent Director. Mr. Bruce has served as a director of the Company since April 14, 2009. Mr. Bruce is Founder, President and CEO of Zylo Media, LLC, an early stage digital advertising and marketing company headquartered in Portland, Maine. Mr. Bruce also serves as President of Oakmont Advisory Group, LLC, a financial management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004, Mr. Bruce served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce previously served as a member of the board of directors of ImmuCell Corporation (NASDAQ: ICCC) and China North East Petroleum Holdings Ltd. (NYSE Amex: NEP). Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree from Princeton University. We believe that Mr. Bruce’s experience as a former director of two other public companies and his extensive finance experience provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Jonathan P. Serbin, Independent Director. Mr. Serbin has served as a director of the Company since April 14, 2009. Mr. Serbin was most recently the head of Media and Telecom Investment Banking Asia division for Oppenheimer & Co. Previously, he was the Chief Executive Officer of D Mobile, Inc., a seller of mobile content in the PRC. Prior to D Mobile, Inc., Mr. Serbin was Chief Financial Officer at EBT Mobile from July 2004 through December 2007. He was also previously the Chief Financial Officer of Hana Biosciences, a biotech development company from January 2004 through July 2004. Mr. Serbin holds a B.A. from Washington University, St. Louis, a J.D. from Boston University and an MBA from Columbia University. We believe that Mr. Serbin’s significant experience in senior management, extensive finance experience and familiarity with working in the PRC provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Siu Ki “Kelvin” Lau, Independent Director.  Mr. Lau has served as a director of the Company since October 20, 2009. Mr. Lau has substantial experience in capital markets, corporate finance, investments and mergers & acquisitions, particularly in the Asia Pacific region. He has worked for a few international and regional investment banks since 1990 and has been providing advisory service to listed and private companies with regard to public listing, corporate takeover, equity fund raising and other corporate activities. From January 1990 to May 1993, Mr. Lau worked for a leading local investment bank in Hong Kong. During May 1993 and May 1997, he worked as a director for a European investment bank, and since May 1997, he has been working for Asian investment banks with global network. Mr. Lau was Managing Director of DBS Asia Capital Limited during April 2002 and December 2008. Since December 2008, he has been working in the Equity Capital Markets and Corporate Finance department of Mizuho Securities Asia Limited, which is a major Japanese investment banking and securities company with global distribution network.  Mr. Lau is a fellow member of the Chartered Association of Certified Accountants of the United Kingdom and a member of the Hong Kong Institute of Certified Public Accountants. He majored in economies. Mr. Lau is currently based in Hong Kong and principally covers fund raising and corporate activities of listed and private companies in the Greater China region. We believe that Mr. Lau’s strong exposure in investment banking, corporate finance and corporate governance and his substantial experience of working with PRC corporates provides him with a unique and valuable perspective as an important member of the Board of Directors.

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

Xingwei Fan, Vice President. Mr. Fan has served as the Vice President of Lihua Electron since January 2011. Mr. Fan has over 15 years working experience in the cable and wire metals industry in China. He had held executive management positions with a number of cable and wire manufacturers prior to joining our company. Prior to joining Lihua Electron, Mr. Fan was the Chief Operating Officer of Jiangsu JingCheng Electronics Ltd. since June of 2003. From 2001 to 2003, Mr. Fan was the Vice President of Huihua Metal Products Ltd. Earlier in his career, Mr. Fan held technical manager and production manager positions with two companies in the cable and wire industry. Mr. Fan graduated from Changsha University of Science and Technology in 1993 with a major in Electrical Engineering.

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

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members consist of Robert C. Bruce, Jonathan P. Serbin and Kelvin Lau. Each of these members would be considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors. During the fiscal year ended December 31, 2011, the Audit Committee met four times.

The audit committee oversees our financial reporting process on behalf of the board of directors. The committee’s responsibilities include the following functions:

•	approve and retain the independent auditors to conduct the annual audit of our books and records;
•	review the proposed scope and results of the audit;
•	review and pre-approve the independent auditors’ audit and non-audited services rendered;

•	approve the audit fees to be paid;
•	review accounting and financial controls with the independent auditors and our internal auditors and financial and accounting staff;
•	review and approve transactions between us and our directors, officers and affiliates;
•	recognize and prevent prohibited non-audit services; and
•	meet separately and periodically with management and our internal auditor and independent auditors.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2011 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, be filed with the Securities and Exchange Commission.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Kelvin Lau, Chairman, Nominating and Corporate Governance Committee, Lihua International, Inc., Flat E 9/F Tower 1, The Waterfront, 1 Austin Road West, TsimShaTsui, Kowloon, Hong Kong. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2011, other than one Form 3 for Daphne Huang, which was not timely filed, and five Form 4s by Magnify Wealth Enterprise Ltd., four Form 4s by Jianhua Zhu, two Form 4s by Kelvin Lau, and one Form 4 by each of Jonathan Serbin, Robert Bruce, and Roy Yu, which were not timely filed.

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

Meetings of the Board and Committees

During the fiscal year ended December 31, 2011, the Board of Directors met two times and took action by written consent on four occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting.

Communications with the Board of Directors

Stockholders can mail communications to the Board of Directors, c/o Peng Zhu, EVP and Board Secretary, Lihua International, Inc., Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC 212312, who will forward the correspondence to each addressee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities.

We believe that other peer companies in the PRC which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We have looked at Fushi International (Dalian) Bimetallic Cable Co., Ltd., one of our suppliers, which is listed on the Nasdaq Stock Market. The salaries of Fushi’s CEO and CFO are $240,000 and $200,000 per year, respectively. Fushi’s CEO and CFO are each entitled to 100% cash bonuses, according to their compensation plan. In addition, Fushi’s CFO is awarded 30,000 shares of stock and 150,000 stock options. Fushi has lower revenues than we do and therefore, taking this into consideration, we believe that the compensation of our executive officers is appropriate.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us for each of the Company’s last three completed fiscal years to our Chief Executive Officer and each of our three other officers whose compensation exceeded $100,000.

Name and Principal Position(1)	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards (4) ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mr. Jianhua Zhu,	2011	191,667	-0-	-0-	-0-	-0-	-0-	-0-	191,667
CEO and President(2)	2010	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000
	2009	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Ms. Daphne Huang,	2011	116,667	15,000	-0-	334,286	-0-	-0-	-0-	465,953
Chief Financial Officer (3)	2010	100,000	-0-	-0-	28,719	-0-	-0-	-0-	128,719
	2009	16,666	-0-	-0-	-0-	-0-	-0-	-0-	16,666

Mr. Yang “Roy” Yu,	2011	150,000	-0-	-0-	148,571	-0-	-0-	-0-	298,571
Former Chief Financial	2010	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
Officer (2), (3)	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Ms. Yaying Wang,	2011	158,333	-0-	-0-	-0-	-0-	-0-	-0-	158,333
Chief Operating Officer(2)	2010	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

(1)	Some of our named executive officers reside in the PRC and therefore may receive their annual compensation in RMB.

(2)	Messrs. Zhu and Yu and Ms. Wang entered into new employment agreements with the Company on October 23, 2011. Therefore, their salaries for the fiscal year ended December 31, 2011 are pro-rated in U.S. dollars from based on their salaries received before and after October 23, 2011.

(3)	Ms. Huang replaced Roy Yu as an executive officer of the Company on October 23, 2011. Therefore, Ms. Huang’s salary as Chief Financial Officer and Treasurer is pro-rated in U.S. dollars from October 23, 2011 through December 31, 2011. Ms. Huang’s compensation also includes those amounts received in her capacity as Executive Vice President of Finance and Director of Investor Relations between October 31, 2009 through October 22, 2011.

(4)	Reflects the aggregate grant date fair value of stock awards determined in accordance with ASC Topic 718.

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

On October 23, 2011, Mr. Zhu entered into a 3 year employment agreement with the Lihua Electron. All of the material terms of this agreement are identical to the prior agreement, except that Mr. Zhu shall receive annual cash compensation of $250,000.

Yang “Roy” Yu

The Company’s PRC subsidiaries entered into an employment agreement with Yang Yu on June 24, 2008 to serve as Chief Financial Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Yu will receive annual compensation equal to USD$150,000. In addition, Yang Yu is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Yang Yu will be entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if he is no longer employed by the Company, Mr. Yu has agreed that neither he, nor any of his affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to his termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Mr. Yu has also agreed to a non-compete clause whereby he shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, he may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Mr. Yu entered in an amendment to the Employment Agreement with the PRC subsidiaries whereby certain clerical errors were corrected.

On October 23, 2011, Mr. Yu entered into a new employment agreement with the Company’s PRC subsidiaries to serve as Executive Vice President of Finance of Lihua Electron and of the Company. The agreement is for a one-year term, renewable annually at the Company’s option up to an additional two years. Mr. Yu will receive annual cash compensation of $150,000 and will be awarded a stock option to purchase up to 100,000 shares of common stock at $4.50 per share, which shall vest in installments of 30,000, 40,000 and 40,000 shares on October 22, 2012, 2013 and 2014, respectively, so long as Mr. Yu is serving as Executive Vice President of Finance, or as an officer of the Company at each such time. Additionally, Mr. Yu is eligible to receive an annual discretionary bonus of $30,000. Lihua Electron will provide Mr. Yu with insurance, medical, dental, sick leave, holiday and other benefits as may be given and amended from time to time to other senior management of Lihua Electron, and he will be reimbursed for ordinary and necessary business expenses. Pursuant to the agreement, Mr. Yu must devote all of his time during business hours, to Lihua Electron and the Company, and he is subject to non-compete and non-solicitation covenants during employment and for one-year from his termination date. In the event of Mr. Yu’s termination by Lihua Electron and the Company other than for cause, disability or death, or by Mr. Yu for good reason, Mr. Yu is entitled to continue to receive his salary and benefits through the first anniversary of his termination date.

Daphne Huang

The Company entered into an employment agreement with Daphne Huang on October 23, 2011, to serve as Chief Financial Officer. The agreement is for a one-year term, renewable annually at the Company’s option up to an additional two years. Ms. Huang will receive annual cash compensation of $200,000 and will be awarded a stock option to purchase up to 225,000 shares of common stock at $4.50 per share, which shall vest in equal installments on October 22, 2012, 2013 and 2014, so long as Ms. Huang is serving as CFO at each such time. Additionally, Ms. Huang received a one-time signing bonus of $15,000. Pursuant to the agreement, Ms. Huang must devote all of her time during business hours to the Company and is subject to non-compete, non-interference and non-solicitation covenants during the term of her employment with the Company and for one year subsequent to the termination of her employment with the Company. In the event that Ms. Huang’s employment was terminated by the Company without cause, by Ms. Huang for good reason, or by her death or disability, Ms. Huang would be entitled to continue to receive severance pay equal to her base salary for a period of six months after the termination date, subject to her entry into a separation agreement and general release with the Company.

Yaying Wang

The Company’s PRC subsidiaries entered into an employment agreement with Yaying Wang on June 24, 2008 to serve as Chief Operating Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Ms. Wang will receive annual compensation equal to $150,000. In addition, Ms. Wang is entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Ms. Wang will be entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if she is no longer employed by the Company, Ms. Wang has agreed that neither she, nor any of her affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to her termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Ms. Wang has also agreed to a non-compete clause whereby she shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, she may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Ms. Wang entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

On October 23, 2011, Ms. Wang entered into a 3 year employment agreement with the Company’s PRC subsidiaries. All of the material terms of this agreement are identical to the prior agreement, except that Ms. Wang shall receive annual cash compensation of $200,000.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2011, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through December 31, 2012:

Cash Payments
Mr. Jianhua Zhu	$250,000	(1)
Mr. Yang “Roy” Yu	$150,000	(1)
Daphne Huang	$100,000	(1)
Ms. Yaying Wang	$200,000	(1)

(1) Subject compliance with non-solicitation, non-compete, non-disclosure and non-use provisions of the executive’s employment agreement, as well as a general release.

Grants of Plan-Based Awards

The following table sets forth information regarding each award made to the named executive officers, under the Company’s 2009 Omnibus Securities and Incentive Plan during 2011.

2011 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stocks or Units	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Daphne Huang (1)	October 23, 2011	NA	_NA]	NA	225,000	225,000	225,000	-0-	225,000	$4.50	$334,286

Yang “Roy” Yu (2)	October 23, 2011	NA	NA	NA	100,000	100,000	100,000	-0-	100,000	$4.50	$148,571

(1)	includes an option to purchase up to 225,000 shares, which vests in three equal installments of 75,000 shares each, on October 23, 2012, October 23, 2013, and October 23, 2014, respectively.
(2)	includes an option to purchase up to 100,000 shares, which vests in installments of 40,000 shares, 30,000 shares, and 30,000 shares on October 23, 2012, October 23, 2013, and October 23, 2014, respectively.

Equity Compensation Plan Information

The following table summarizes our plan-based awards as of December 31, 2011.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders:
Options to purchase common stock	715,000	$5.16	2,288,648	(1)
Series B Warrants to purchase common stock	380,500	$3.50	-0-
Warrants to purchase common stock	28,456	$4.80	-0-
Total	1,123,956	$4.59	2,288,648

(1)	Based on 10% of the aggregate number of shares of the Common Stock issued and outstanding as of December 31, 2011, less aggregate options issued and outstanding as of December 31 2011, pursuant to Section 5.1 of the 2009 Omnibus securities and Incentive Plan.

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

Grant of Awards; Shares Available for Awards. The 2009 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards in an amount not to exceed 10% of the aggregate number of shares of common stock issued and outstanding. If any award expires, is cancelled, or terminates unexercised or is forfeited, the shares subject thereto are again available for grant under the 2009 Plan. The number of shares of common stock for which awards may be granted under the 2009 Plan to a participant cannot exceed 100,000 shares in any calendar year.

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

Performance Shares or Performance Unit Awards. Performance share or performance unit awards awarded under the 2009 Plan entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

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

A U.S. Participant generally does not recognize taxable income upon the grant of an NQSO. Upon the exercise of an NQSO, the U.S. Participant generally recognizes ordinary income in an amount equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price thereof, and the Company will generally be entitled to a deduction for such amount at that time. If the U.S. Participant later sells shares acquired pursuant to the exercise of an NQSO, the U.S. Participant recognizes a long-term or short-term capital gain or loss, depending on the period for which the shares were held thereby. A long-term capital gain is generally subject to more favorable tax treatment than ordinary income or a short-term capital gain.  The deductibility of capital losses is subject to certain limitations.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2011.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Jianhua Zhu	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Yang “Roy” Yu	-0-	40,000		4.50	10/23/2012	-0-	-0-	-0-	-0-
	-0-	30,000	0	4.50	10/23/2013	-0-	-0-	-0-	-0-
	-0-	30,000		4.50	10/23/2014	-0-	-0-	-0-	-0-
Daphne Huang	-0-	75,000		4.50	10/23/2012	-0-	-0-	-0-	-0-
	-0-	75,000		4.50	10/23/2013	-0-	-0-	-0-	-0-
	-0-	75,000		4.50	10/23/2014	-0-	-0-	-0-	-0-
Yaying Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2011 and shares of restricted stock that vested in 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($))
Jianhua Zhu	-0-	-0-	-0-	-0-
Yang “Roy” Yu	-0-	-0-	-0-	-0-
Daphne Huang	-0-	-0-	-0-	-0-
Yaying Wang	-0-	-0-	-0-	-0-

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director Compensation

The following table summarizes compensation that our non-employee directors earned during 2011 for services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Bruce(2)	39,375	-	47,667	-	-	-	87,042
Jonathan P. Serbin(2)	34,500	-	47,667	-	-	-	82,167
Kelvin Lau (2)(3)	34,500	-	107,264	-	-	-	141,764

(1)	Reflects the aggregate grant date fair value to option awards granted to the directors, determined in accordance with ASC Topic 718.
(2)	Pursuant to one-year agreements dated June 3, 2011, between the Company and each of Robert Bruce, Kelvin Lau and Jonathan Serbin, each of Messrs. Bruce, Lau and Serbin received an option to purchase up to 20,000 shares of common stock of the Company and an annual cash fee of $48,000 paid quarterly. Additionally, Mr. Bruce received quarterly, cash payments of $12,000 per year for serving as Chair of the Audit Committee. The Company will also reimburse each of Messrs. Bruce, Lau and Serbin for (i) expenses related to his attending meetings of the Board of Directors, meetings of committees of the Board of Directors, executive sessions, stockholder meetings, and other Company-related travel, and (ii) up to $3,000 in expenses related to attending bona fide director education seminars that each director, in his discretion, may select. The stock options granted to each of Messrs. Bruce, Lau and Serbin have an exercise price of $6.49 per share, such options vesting in equal installments on July 14, 2011, October 14, 2011, January 14, 2012 and April 14, 2012, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.
(3)	On January 14, 2011, the Company entered into an independent director agreement with Kelvin Lau, effective as of October 20, 2010, pursuant to which Mr. Lau was to receive an annual cash fee of $25,000 paid quarterly. Additionally, Mr. Lau was to receive quarterly, cash payments of $5,000 per year for serving on the Audit Committee, while Mr. Bruce, Chair of the Audit Committee received $7,500 per year. The Company also agreed to (i) pay Mr. Lau $1,000 for each board meeting attended by telephone, (ii) if Mr. Lau were to reside in China, to pay (a) $1,500 for each board meeting attended in person in China and (b) $5,000 for each board meeting attended in person outside of China (iii) if such director resides outside of China, to pay (x) $5,000 for each board meeting attended in person outside of the United States and (y) $1,500 for each board meeting attended in person in the United States and (iii) reimburse each of Mr. Lau for expenses related to his attending meetings of the Board of Directors, meetings of committees of the Board of Directors, executive sessions and stockholder meetings. Mr. Lau also received an option grant to purchase 15,000 shares of common stock of the Company at an exercise price of $10.64 per share. The option award vested in equal installments on December 3, 2010, January 16, 2011, March 1, 2011 and April 14, 2011, so long as Mr. Lau is serving as a member of the Company’s Board of Directors at such time. The agreement terminated on April 13, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 12, 2012 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 12, 2012, we had 30,084,883 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 12, 2012 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares of Common Stock(2) (3)

Magnify Wealth Enterprises Limited (4)(5)	13,680,000	45.5%

CMHJ Technology Fund II, L.P. (6)	1,728,807	5.7%

Jianhua Zhu (5)	13,680,000	45.5%

Yaying Wang (7)	13,680,000	45.5%

Robert C. Bruce (8)	61,000	*

Jonathan P. Serbin (9)	60,000	*

Siu Ki “Kelvin” Lau (10)	55,000	*

Daphne Huang (11)	240,000	*

Jon D. Gruber (12)	1,764,010	5.9%

J. Patterson McBane (12)	1,784,360	5.9%

All Directors and Executive Officers, as a group (6 persons)	14,096,000	46.9%

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

(2) Based upon 30,084,883 shares of Common Stock issued and outstanding.

(3) In determining the percent of Common Stock beneficially owned on March 12, 2012, (a) the numerator is the number of shares of Common Stock beneficially owned (including shares that the stockholder has the right to acquire within 60 days of March 12, 2012), and (b) the denominator is the sum of (i) the 30,084,883 shares outstanding on March 12, 2012, and (ii) the number of shares of Common Stock which such  stockholder has the right to acquire within 60 days of March 12, 2012.

(4) The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands. As the sole director of Magnify Wealth, Mr. Zhu, our CEO and President has sole voting and investment power over the shares.

(5) Includes 13,680,000 shares owned by Magnify Wealth, of which Mr. Zhu, as the sole director of Magnify Wealth, has sole voting and investment power over the shares. Mr. Zhu is deemed to beneficially own all of the 13,680,000 shares of common stock owned by Magnify Wealth as a result of the vesting in full of Mr. Zhu’s option to purchase all 3,000 shares of Magnify Wealth (the “Option Shares”) at $1.00 per share. While the option to purchase the Option Shares has vested in full, Mr. Zhu has not yet exercised the option.

(6) CMHJ Partners L.P., a Cayman Islands limited partnership (“CMHJ Partners”) and the general partners of CMHJ Technology Fund II, L.P. (the “Fund”), and CMHJ Partners Ltd., a Cayman Islands limited liability company (“CMHJ”) and the general partner of CMHJ Partners, share voting and investment power with the Fund with respect to the shares beneficially owned by the Fund. CMHJ Partners and CMHJ may each be deemed to beneficially own the shares of common stock held by the Fund. CMHJ Partners and CMHJ each disclaims beneficial ownership of such shares. The address for CMHJ is Suite 803, Lippo Plaza 222 HuaiHaiZhong Road Shanghai 200021, PRC based on the Schedule 13G/A filed by CMHJ Partners L.P. on February 14, 2011.

(7) As Mr. Zhu’s wife, Ms. Wang is deemed to be the beneficial owner of all shares of common stock beneficially owned by Mr. Zhu as a result of the vesting of 100% of Mr. Zhu’s Option Shares. Ms. Wang disclaims beneficial ownership over the remaining  2,569,115 shares owned by Magnify Wealth over which Mr. Zhu has sole voting and investment power.

(8) Consists of 2,000 shares of common stock held by Mr. Bruce’s wife, 9,000 shares of common stock held directly by Mr. Bruce and 50,000 shares of common stock underlying options held by Mr. Bruce.

(9) Consists of 60,000 shares of common stock underlying options.

(10) Consists of 55,000 shares of common stock underlying options.

(11) Consists of shares of stock underlying options.

(12) Based on the Schedule 13G/A filed February 17, 2012, Jon D. Gruber and J. Patterson McBane are each managers of Gruber and McBaine Capital Management, LLC, with a business address of 50 Osgood Place, Penthouse, San Francisco, CA 94133.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 19, 2011, Magnify Wealth, an entity affiliated with Mr. Zhu, agreed to loan the Company up to $4 million pursuant to the terms of a demand promissory note (the “Note”) to partially fund the Company’s previously announced $15 million stock repurchase program to make open market purchases of the Company’s common stock (the “Repurchase Program”). While the Company’s PRC subsidiaries have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that the Company has encountered difficulty funding the Repurchase Program with US dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in US dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

On May 23, 2011, Magnify Wealth loaned $1 million under the Note, which amount the Company repaid in full on May 25, 2011 in RMB. On June 14, 2011, Magnify Wealth loaned $300,000 under the Note, which amount the Company repaid in full on June 14, 2011 in RMB. The total amount repaid was RMB 8,434,660, which was repaid at the average rate of 6.4822 RMB per US dollar, which was based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore an interest rate of 2% per annum.

For the years ended December 31, 2011, 2010 and 2009, the sales included $620,295, $1,991,430, and $471,554, respectively that were made from Tianyi Telecom. The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

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

Director Independence

Our board of directors has determined that Robert C. Bruce, Jonathan P. Serbin, and Kelvin Lau, the members of the Company’s audit, compensation and nominating and corporate governance committees, are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us — either directly or as a partner, stockholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our board of directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

AGCA, Inc.

The following chart sets forth public accounting fees paid to AGCA, Inc. during the year ended December 31, 2011 and 2010, respectively.

AGCA, Inc.
	2010	2011
Audit Fees	$7,500	$—
Audit-Related Fees	$35,000	$29,300
Tax Fees	$11,500	$8,800
All Other Fees	$—	$—

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

Crowe Horwath (HK) CPA Limited

The following chart sets forth public accounting fees paid and payable to Crowe Horwath (HK) CPA Limited (“Crowe”) during the years ended December 31, 2010 and 2011:

Crowe Horwath (HK) CPA Limited
	2010	2011
Audit Fees	$325,000	$399,000
Audit Related Fees	$—	$15,500
Tax Fees	$—	$—
All Other Fees	$—	$—

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

Audit of Financial Statements.

During fiscal 2009, AGCA, Inc. was our principal auditor and no work was performed by persons outside of AGCA, Inc. On July 16, 2010, the Company engaged Crowe as its principal accountant and dismissed AGCA, Inc. from that role, and no work was performed by persons outside of Crowe during fiscal 2010 and 2011.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)           Exhibits

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.2		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.3		Share Transfer Agreement, dated October 22, 2008 (5)
10.4		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.5		2010 Independent Director Agreement, Robert Bruce (10)
10.6		2010 Independent Director Agreement, Jonathan Serbin(10)
10.7		2010 Independent Director Agreement, Kelvin Lau (10)
10.8		Land Expropriation Contract dated November 5, 2010 (6)
10.9		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (10)
10.10		Demand Note to Magnify Wealth Enterprise Limited, dated May 19, 2011 (11)
10.11	+	2011 Independent Director Agreement, Robert Bruce
10.12	+	2011 Independent Director Agreement, Jonathan Serbin
10.13	+	2011 Independent Director Agreement, Kelvin Lau
10.14		Jianhua Zhu Employment Agreement, dated October 23, 2011(12)
10.15		Daphne Huang Employment Agreement, dated October 23, 2011 (12)
10.16		Yang “Roy” Yu Employment Agreement, dated October 23, 2011 (12)
10.17		Yaying Wang Employment Agreement, dated October 23, 2011 (12)
14		Code of Business Conduct and Ethics (7)

16.1		Letter of AGCA to the SEC dated July 22, 2010 (9)
21		List of Subsidiaries (8)
23.1	+	Consent of Crowe Horwath (HK) CPA Limited
23.2	+	Consent of AGCA, Inc.
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on July 22, 2010
(10)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2011
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: March 15, 2012	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 15, 2012	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2012	By:	/s/ Daphne Huang
	Name:	Daphne Huang
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: March 15, 2012	By:	/s/Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: March 15, 2012	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: March 15, 2012	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: March 15, 2012	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.2		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.3		Share Transfer Agreement, dated October 22, 2008 (5)
10.4		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.5		2010 Independent Director Agreement, Robert Bruce (10)
10.6		2010 Independent Director Agreement, Jonathan Serbin(10)
10.7		2010 Independent Director Agreement, Kelvin Lau (10)
10.8		Land Expropriation Contract dated November 5, 2010 (6)
10.9		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (10)
10.10		Demand Note to Magnify Wealth Enterprise Limited, dated May 19, 2011 (11)
10.11	+	2011 Independent Director Agreement, Robert Bruce
10.12	+	2011 Independent Director Agreement, Jonathan Serbin
10.13	+	2011 Independent Director Agreement, Kelvin Lau
10.14		Jianhua Zhu Employment Agreement, dated October 23, 2011(12)
10.15		Daphne Huang Employment Agreement, dated October 23, 2011 (12)
10.16		Yang “Roy” Yu Employment Agreement, dated October 23, 2011 (12)
10.17		Yaying Wang Employment Agreement, dated October 23, 2011 (12)
14		Code of Business Conduct and Ethics (7)
16.1		Letter of AGCA to the SEC dated July 22, 2010 (9)
21		List of Subsidiaries (8)
23.1	+	Consent of Crowe Horwath (HK) CPA Limited
23.2	+	Consent of AGCA, Inc.
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on July 22, 2010
(10)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2011
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Crowe Horwath (HK) CPA Limited	F – 1(a)

Report of Independent Registered Public Accounting Firm – AGCA, Inc.	F – 1(b)

Consolidated Balance Sheets	F – 2

Consolidated Statements of Income and Comprehensive Income	F – 3

Consolidated Statements of Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F-6 – F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lihua International, Inc.

We have audited the accompanying consolidated balance sheets of Lihua International, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2011. We also have audited Lihua International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lihua International, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lihua International, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Lihua International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath (HK) CPA Limited

Hong Kong, China

March 15, 2012

F-1(a)

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

F-1(b)

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATEDBALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,637,627	$90,609,340
Bills receivable, net	-	528,576
Accounts receivable, net	31,082,460	32,973,704
Prepayments for raw material purchases	21,882,977	-
Other receivables, deposits and prepayments	1,882,864	21,967
Prepaid land use right – current portion	405,034	211,499
Deferred income tax assets	200,588	127,317
Inventories	15,502,246	16,155,862
Total current assets	176,593,796	140,628,265
OTHER ASSETS
Property, plant and equipment, net	20,565,875	18,189,255
Construction in progress	18,794,910	916,782
Deposits for plant and equipment	3,428,082	-
Prepaid land use right – long-term portion	18,906,280	18,546,744
Intangible assets	170	3,547
Total non-current assets	61,695,317	37,656,328
Total assets	$238,289,113	$178,284,593

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term bank loans	$-	$2,264,937
Accounts payable	6,066,261	6,012,035
Other payables and accruals	6,370,833	3,186,174
Income taxes payable	4,607,533	4,981,383
Dividend payable	992,846	-
Warrant liabilities	615,000	8,682,441
Total current liabilities	18,652,473	25,126,970
Total liabilities	18,652,473	25,126,970

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
30,036,481 and 29,385,326 shares issued and outstanding as of December 31, 2011 and 2010, respectively	3,003	2,938
Additional paid-in capital	78,564,128	71,251,843
Treasury stock, at cost, 264,047 shares and nil as of December 31, 2011 and 2010, respectively	(2,126,597)	-
Statutory reserves	10,418,476	7,556,187
Retained earnings	116,369,487	67,091,089
Accumulated other comprehensive income	16,408,143	7,255,566
Total stockholders' equity	219,636,640	153,157,623
Total liabilities and stockholders' equity	$238,289,113	$178,284,593

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2011	2010	2009

NET REVENUE	$637,093,439	$370,531,685	$161,543,434

Cost of sales	(561,379,767)	(308,429,530)	(125,310,613)

GROSS PROFIT	75,713,672	62,102,155	36,232,821

Selling expenses	(2,485,978)	(2,058,323)	(1,722,242)
General and administrative expenses	(6,650,142)	(5,747,178)	(3,991,801)

Income from operations	66,577,552	54,296,654	30,518,778

Other income (expenses):
Interest income	522,722	253,964	173,807
Interest expenses	(143,779)	(131,106)	(335,335)
Foreign exchange differences	234,763	(112,443)	-
Gain/(loss) on extinguishment of warrant liabilities	88,777	186,897	(398)
Change in fair value of warrants	3,062,575	(1,448,819)	(11,877,341)
Other income (expenses)	114,623	(79,596)	500,834

Total other income (expenses)	3,879,681	(1,331,103)	(11,538,433)

Income before income taxes	70,457,233	52,965,551	18,980,345

Provision for income taxes	(17,323,700)	(14,499,576)	(5,247,647)

NET INCOME	$53,133,533	$38,465,975	$13,732,698

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	9,152,577	4,626,336	57,753

COMPREHENSIVE INCOME	$62,286,110	$43,092,311	$13,790,451

Net income per share
Basic	$1.78	$1.38	$0.77
Diluted	$1.77	$1.34	$0.72

Weighted average number of shares outstanding
Basic	29,816,871	27,956,451	17,822,890
Diluted	30,076,130	28,671,363	19,128,231

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2009	15,000,000	$1,500	$7,347,066	$2,603,444	$	$19,845,159	$2,571,477	$32,368,646

Net income	-	-	-	-	-	13,732,698	-	13,732,698
Foreign currency translation adjustment	-	-	-	-	-	-	57,753	57,753
Issuance of common stock in public offering	2,300,000	230	7,572,392	-	-	-	-	7,572,622
Conversion of redeemable convertible preferred stock to common stock	6,818,183	682	13,115,946	-	-	-	-	13,116,628
Exercise of warrants	35,900	4	325,968	-	-	-	-	325,972
Share-based payments to employees and directors	-	-	331,440	-	-	-	-	331,440
Appropriation of statutory reserves	-	-	-	2,797,550	-	(2,797,550)	-	-

At December 31, 2009	24,154,083	2,416	28,692,812	5,400,994	-	30,780,307	2,629,230	67,505,759

Net income	-	-	-	-	-	38,465,975	-	38,465,975
Foreign currency translation adjustment	-	-	-	-	-	-	4,626,336	4,626,336
Issuance of common stock in public offering	4,285,715	428	32,069,089	-	-	-	-	32,069,517
Exercise of warrants	945,528	94	10,081,170	-	-	-	-	10,081,264
Share-based payments to employees and directors	-	-	408,772	-	-	-	-	408,772
Appropriation of statutory reserves	-	-	-	2,155,193	-	(2,155,193)	-	-

At December 31, 2010	29,385,326	$2,938	$71,251,843	$7,556,187	-	$67,091,089	$7,255,566	$153,157,623

Net income						53,133,533		53,133,533
Foreign currency translation adjustment	-	-	-	-	-	-	9,152,577	9,152,577
Exercise of warrants	651,155	65	6,814,073	-	-	-	-	6,814,138
Repurchase of common stock	-	-	-	-	(2,126,597)	-	-	(2,126,597)
Common stock dividend	-	-	-	-	-	(992,846)	-	(992,846)
Share-based payments to employees and directors	-	-	498,212	-	-	-	-	498,212
Appropriation of statutory reserves	-	-	-	2,862,289	-	(2,862,289)	-	-

At December 31, 2011	30,036,481	$3,003	$78,564,128	$10,418,476	$(2,126,597)	$116,369,487	$16,408,143	$219,636,640

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,133,533	$38,465,975	$13,732,698
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,294,159	2,171,961	1,652,863
Loss on disposal of property, plant and equipment	-	124,196	-
Share-based compensation	498,212	408,772	331,440
(Gain) loss on extinguishment of warrant liabilities	(88,777)	(186,897)	398
Change in fair value of warrants	(3,062,575)	1,448,819	11,877,341
Deferred income tax benefits	(65,136)	(25,638)	(74,621)
(Increase) decrease in assets:
Accounts receivable	3,487,873	(21,166,870)	(5,946,526)
Bills receivable	541,989	(517,114)	322,061
Prepayments for raw material purchases	(21,347,998)	-	-
Other receivables, deposits and prepayments	(1,814,309)	475,790	(492,804)
Inventories	1,442,579	1,880,784	(16,939,820)
Increase (decrease) in liabilities:
Accounts payable	(246,640)	915,611	2,932,371
Other payables and accruals	(782,013)	2,433,980	(150,322)
Income taxes payable	(612,900)	3,275,329	1,181,995
Net cash provided by operating activities	33,377,997	29,704,698	8,427,074

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and construction in progress	(16,965,626)	(2,258,580)	(5,094,444)
Deposits for plant and equipment	(3,344,274)	-	-
Proceeds from disposal of fixed assets	-	153,095	-
Payments for land use rights	-	(9,938,585)	-
Net cash used in investing activities	(20,309,900)	(12,044,070)	(5,094,444)

CASH FLOWS FROM FINANCING ACTIVITIES
New short-term bank loans	-	-	2,196,772
Repayments of short-term bank loans	(2,322,413)	-	(6,150,962)
Release of restricted cash related to private placement	-	575,000	1,175,000
Repurchase of common stock	(2,126,597)	-	-
Proceeds from exercise of warrants	1,898,050	3,226,300	125,650
Proceeds from public offering of common stock, net of expenses	-	32,069,517	7,864,000
Net cash (used in) provided by financing activities	(2,550,960)	35,870,817	5,210,460
Foreign currency translation adjustment	4,511,150	2,463,057	29,899
INCREASE IN CASH AND CASH EQUIVALENTS	15,028,287	55,994,502	8,572,989
CASH AND CASH EQUIVALENTS, at the beginning of the year	90,609,340	34,614,838	26,041,849

CASH AND CASH EQUIVALENTS, at the end of the year	$105,637,627	$90,609,340	$34,614,838

MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$498,212	$408,772	$331,440
Issuance of common stock to settle warrant liabilities	4,916,088	6,854,964	200,322
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$143,779	$131,106	$335,335
Cash paid for income taxes	$18,056,035	$11,198,079	$4,140,273

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “LIWA.”

As of December 31, 2011, details of the subsidiaries of the Company are as follows:

Subsidiaries’ names	Domicile and date of Incorporation	Paid-up capital		Effective Ownership	Principal activities

Ally Profit Investments Limited (“Ally Profit”)	British Virgin Islands March 12, 2008		$100	100%	Holding company of other subsidiaries

Lihua Holdings Limited (“Lihua Holdings”)	Hong Kong April 17, 2008	HK$	100	100%	Holding company of other subsidiaries

Danyang Lihua Electron Co., Ltd. (“Lihua Electron”)	People’s Republic of China (“PRC”) December 30, 1999		$10,500,000	100%	Manufacturing and sales of pure copper wire and bimetallic composite conductor wire such as copper clad aluminum (CCA) wire and enameled CCA wire

Jiangsu Lihua Copper Industry Co., Ltd. (“ Lihua Copper ”)	PRC August 31, 2007		$46,000,000	100%	Manufacturing and sales of refined copper

(B)	REVERSE ACQUISITION

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 1      DESCRIPTION OF BUSINESS AND ORGANIZATION- CONTINUED

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

As part of the Restructuring, Mr. Zhu and Mr. Chu entered into a Share Transfer Agreement dated October 22, 2008, pursuant to which Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth held by Mr. Chu at the nominal price of $1.00 per share (the “Option Shares”). Pursuant to the Share Transfer Agreement, the Option Shares vest and become exercisable upon Lihua Electron and Lihua Copper attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million, respectively. If each performance target is met, the Option Shares vest 25%, 25% and 50%, respectively, 45 days after December 31 of each respective year.

On March 7, 2009, Mr. Zhu and Mr. Chu entered into an amendment to the Share Transfer Agreement whereby alternate conditions for the achievement of the performance targets were agreed. Under the amended agreement, as long as the audited consolidated net income of Lihua Electron and Lihua Copper for fiscal 2008 was 10% or more higher than the 2008 Target (“Alternate Performance Target”) regardless of whether the performance targets for 2009 and 2010 were met or not, the Option Shares would vest and become exercisable. Mr. Zhu would then be able to exercise the Option Shares in the same percentages and on the same dates as per the original agreement. Since our consolidated net income for 2008 was $11,701,879, which met the Alternate Performance Target, 100% of the Option Shares were exercisable as of February 14, 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

NOTE 1      DESCRIPTION OF BUSINESS AND ORGANIZATION - CONTINUED

(C)	RESTRUCTURING – CONTINUED

Also on October 22, 2008, the minority shareholders, namely Mr. Chu and Europe EDC, respectively, entered into a subscription agreement (“Subscription Agreement”) to purchase additional shares in Magnify Wealth at a nominal price of US$1.00 per share. Pursuant to these subscription agreements, Mr. Chu and Europe EDC will only be entitled to exercise their subscription rights at the same time Mr. Zhu exercises his Option Shares under the Share Transfer Agreement. The number of subscription shares exercisable by Mr. Chu and Europe EDC was determined based on the proportion of capital contributed by each of Mr. Zhu, Mr. Chu and Europe EDC in Lihua Electron and Lihua Copper. The purpose of the subscription agreements, together with the Share Transfer Agreement, is to enable Mr. Zhu, Mr. Chu and Europe EDC to re-acquire their proportionate ultimate legal ownership of Lihua Electron and Lihua Copper in compliance with the PRC rules and regulations. As a result, there has been no ownership change of the minority interests of each of the two PRC Operating Companies.

As part of the Restructuring, Lihua Holdings’ capital was established by way of contributions from Mr. Zhu and other minority shareholders, which aggregate amount equaled the total transfer price they were entitled to receive for the transfer of their equity interests in Lihua Electron and Lihua Copper to Lihua Holdings. Therefore, Mr. Zhu and the other minority shareholders, as the former stockholders of Lihua Electron and Lihua Copper who gave up legal ownership thereof, have not received any net cash amount. Nor has there been any cash flow out of the combined entity during the whole period from the date of transfer of legal ownership of Lihua Electron and Lihua Copper through the expiry of the Share Transfer Agreement and the Subscription Agreements., It is fully expected that Mr. Zhu and the other minority shareholders will re-acquire their proportionate legal ownership of Lihua Electron and Lihua Copper. As a result, Mr. Zhu and other minority shareholders have continued to bear the residual risks of the combined entity.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2011, 2010 and 2009 include the allowance for doubtful accounts, the useful life of property, plant and equipment and intangible assets, recoverability of the carrying values of property, plant and equipment and the fair values of share-based payments and warrants granted in connection with the private placement of preferred stock in 2008 and the public offering of common stock in 2009.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Construction in progress

Construction in progress includes direct costs of construction of buildings and equipment.  Interest incurred during the period of construction, if material, is also capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Prepaid land use rights

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 2      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the years ended December 31, 2011, 2010 and 2009, research and development costs were $954,299, $184,441and $141,258, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expense were $17,138, $5,265 and $21,797 for the years ended December 31, 2011, 2010 and 2009, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the years ended December 31, 2011, 2010 and 2009 were $2,051,193, $1,630,898 and$1,303,436, respectively.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 (formerly FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”) which the Company adopted on January 1, 2007. The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Comprehensive income

FASB ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income includes foreign currency translation adjustments.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – CONTINUED

Foreign currency

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The functional currency of the parent company and Ally Profit is US$. The functional currency of Lihua Holdings is Hong Kong dollars. The PRC subsidiaries maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations and cash flows are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	2011	2010	2009
Balance sheet items, except for equity accounts	US$1=RMB 6.3009	US$1=RMB6.6227	US$1=RMB6.8282
Items in the statements of income and cash flows	US$1=RMB 6.4588	US$1=RMB6.7695	US$1=RMB6.8310

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

The Company believes that during the years ended December 31, 2011, 2010 and 2009, it operated mainly in one business segment – Manufacturing and sales of refined copper rod and copper anode, as well as copper clad aluminum (CCA) wire and copper wire produced from refined copper rod.  Throughout the years ended December 31, 2011, 2010 and 2009, all of the Company’s operations were carried out mainly in one geographical segment - China.

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

Dividends

Dividends are recognized when declared.

PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries can only distribute dividends after they have met the PRC requirements for appropriation to statutory reserves. The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of the RMB into foreign exchange and through restrictions on foreign trade. As the majority of the Company’s revenues are in RMB, any restrictions on currency exchange may limit the Company’s ability to use revenue generated in RMB to fund its business activities outside China or to make dividend payments into U.S. dollars.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements (continued)

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 — Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption o f the provisions in this update will have a significant impact on its consolidated financial statements.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Changes in assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Warrant liability (Level 3)	Warrant liability (Level 2)

Balance at December 31, 2009	$-	$-
Reclassification due to adoption of ASC 815-40-15-5 through 815-40-15-8 as of January 1, 2010	2,306,688	-
Issue of warrants to public offering underwriter	291,378	-
Change in fair value included in earnings	11,877,341	-
Exercise of warrants	(199,924)
Transfer from Level 3 to Level 2 due to changes in the observability of significant in puts upon public trading of the Company’s stock on the NASDAQ Capital Market from September 4, 2009	(14,275,483)	14,275,483
Balance at January 1, 2010		$14,275,483
Change in fair value included in earnings		1,448,819
Exercise of warrants		(7,041,861)
Balance at December 31, 2010		8,682,441
Change in fair value included in earnings		(3,062,575)
Exercise of warrants		(5,004,866)
Balance at December 31, 2011		$615,000

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

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term bank loans and debts approximate their fair values due to the short maturities of these instruments.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model using the following assumptions to value the derivative instruments at inception and on subsequent valuation dates:

	December 31, 2011	December 31, 2010
Series A and B Warrants
Market price of common stock:	$4.76	$11.24
Exercise price:	3.50	3.50
Remaining contractual life (years):	1.83	2.83
Dividend yield:	-	-
Expected volatility:	39.58%	46.37%
Risk-free interest rate:	0.22%	0.92%
Fair value – Series A and B Warrants	$586,000	$7,961,362

Underwriter Warrants
Market price of common stock:	$4.76	$11.24
Exercise price:	4.80	4.80
Remaining contractual life (years):	2.68	3.68
Dividend yield:	-	-
Expected volatility:	36.39%	43.94%
Risk-free interest rate:	0.32%	1.32%
Fair value – Underwriter Warrants	$29,000	$721,079

Fair value – Total	$615,000	$8,682,441

In 2009, 35,900 warrants were exercised at $3.50 each in cash.

In 2010, 921,800 warrants were exercised at $3.50 each in cash and 41,880 warrants were exercised on a cashless basis to purchase 23,728 shares of common stock. The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition.” In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition,” an aggregate gain of $186,897 was recognized in 2010, for details please refer to the following table.

Exercise date:	January 14	March 12	October 27	November 26	December 30
Market price of common stock:	$10.26	$9.4	$10.92	$11.96	$11.26
Exercise warrants:	700,000	6,000	35,880	211,500	10,300
Exercise price:	3.50	$3.50	4.80	3.50	3.50
Remaining contractual life (years):	3.79	3.63	3.85	2.93	2.83
Dividend yield:	-	-	-	-	-
Expected volatility:	41.12%	41.70%	42.23%	46.49%	46.30%
Risk-free interest rate:	1.87%	1.77%	0.91%	0.75%	0.97%
Fair values:	$6.9482	$6.2975	$6.7131	$8.5925	$7.9760
Gain on extinguishment of warrant liabilities	$131,744	$3,625	$21,281	$28,022	$2,225

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

Derivative Instruments – Warrants - Continued

In 2011, 542,300 warrants were exercised at $3.50 each in cash and 187,164 warrants were exercised on a cashless basis to purchase 108,855 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $88,777 was recognized. For details, please refer to the following table.

Exercise date:	January 14,	March 3,	March 14,	March 17,	April 7,	December 21,
Market price of common stock:	$10.64	$10.98	$10.19	$9.79	$8.39	5.00
Exercise warrants:	549,300	20,000	28,814	74,000	44,850	12,500
Exercise price:	$3.50	$3.50	$4.80	$3.50	$4.80	3.50
Remaining contractual life (years):	2.79	2.66	3.47	2.62	3.41	1.86
Dividend yield:	-	-	-	-	-	1.19%
Expected volatility:	46.34%	48.00%	44.05%	48.54%	44.05%	39.58%
Risk-free interest rate:	0.90%	1.09%	1.27%	0.86%	1.46%	0.22%
Fair values:	$7.2301	$7.7083	$6.0599	$6.5324	$4.4485	1.7342
Gain (loss) on extinguishment of warrant liabilities	$48,210	$8,153	$5,722	$(1,361)	$26,531	1,522

NOTE 4	ACCOUNTS RECEIVABLE AND BILLS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2011	2010
Accounts receivable	$31,082,460	$32,973,704
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$31,082,460	$32,973,704

Bills receivable arose from sale of goods and represented commercial drafts issued by customers to the Company that were guaranteed by customers’ banks. Bills receivable are interest-free with maturity dates of 3 to 6 months from date of issuance. Bills receivable consisted of the following:

	As of December 31,
	2011	2010
Bills receivable	$-	$528,576
Less: Allowance for doubtful debts	-	-
Bills receivable, net	$-	$528,576

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of December 31, 2011, such prepayments were $21,882,977.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	As of December 31,
	2011	2010
Prepaid research and development costs	$1,154,704	$-
Recoverable input VAT	467,858	-
Prepaid insurance	123,250	-
Utility deposits	79,354	-
Other prepayments	33,023	-
Other receivables	24,675	21,967
Less: Allowance for valuation and doubtful debts	-	-

	$1,882,864	$21,967

During the year ended December 31, 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of December 31, 2011 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2011, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2011	2010
Raw materials	$9,371,850	$9,177,495
Work in progress	556,816	531,616
CCA and copper wire	2,925,769	4,372,682
Copper rod and anode	2,647,811	2,074,069

	$15,502,246	$16,155,862

NOTE 8	INTANGIBLE ASSETS

	As of December 31,
	2011	2010
Computer software, cost	$11,688	$11,120
Less: Accumulated amortization	(11,518)	(7,573)

	$170	$3,547

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $3,595, $3,154 and $1,405, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights for the years ended December 31, 2011, 2010 and 2009 were $395,052, $206,912 and $172,433, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $405,034 per annum.

As of December 31, 2011, prepaid land use rights included RMB32,399,100 ($5,141,980) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of December 31, 2011, RMB2,399,100 ($380,755, included as other payables and accruals as of December 31, 2011 and 2010) remained unpaid. Apart from the payment of $5,141,980 to the local authority, the Company also paid $5,758,041 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,910 ($380,755). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu by the second quarter 2012. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

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

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2011	2010
Cost:
Buildings	$11,399,913	$10,026,230
Office equipment	383,797	348,433
Motor vehicles	688,283	604,869
Machinery	15,597,187	12,499,837
Total cost	28,069,180	23,479,369
Less: Accumulated depreciation	(7,503,305)	(5,290,114)
Net book value	$20,565,875	$18,189,255

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1,895,512, $1,961,895 and $1,479,025, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	As of December 31,
	2011	2010
Construction of equipment	$2,100,659	$164,038
Construction of buildings	16,694,251	752,744

	$18,794,910	$916,782

NOTE 12	SHORT TERM BANK LOANS

Short-term bank loans consisted of the following:

	As of December 31,
	2011	2010

Bank loan of RMB15,000,000 granted by Agricultural Bank of China, Danyang Branch with an interest rate of 6.31% (2010: 5.31%) p.a. and guaranteed by Mr. Jianhua Zhu and Tianyi Telecom (see note 20)	-	2,264,937

Total	$-	$2,264,937

Note:	According to the loan agreement dated April 21, 2011, the loan expires on April 20, 2012. The Company paid off this loan on December 21, 2011.

NOTE 13	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	As of December 31,
	2011	2010
Accrued staff costs	$667,969	$564,943
Other taxes payable	1,450,360	1,838,501
Construction cost payable	3,598,053	-
Other payables (note 9)	654,451	599,389
Accrued expenses	-	183,341

	$6,370,833	$3,186,174

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The exercise price and number of shares of the Company’s Common Stock issuable upon exercise of the Series A Warrants may be adjusted in certain circumstances, including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation and the issuance of rights to purchase additional shares of our Common Stock or to receive other securities convertible into additional shares of Common Stock.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The following table sets out the accounting for the Preferred Shares and the movements during the period:

Proceeds of the Private Placement (net of fees and expenses)	$13,656,538
Allocation of proceeds to Series A Warrants and 250,000 Series B Warrants	(539,910)
Allocation of proceeds to beneficial conversion feature	(1,002,115)
Amortization of discount resulting from the accounting for a beneficial conversion feature, deemed analogous to a dividend to the Preferred Shares holders	1,002,115
Series A Convertible Preferred Stock at December 31, 2008	13,116,628
Automatic conversion to Common Stock pursuant to Public Offering, as discussed below	(13,116,628)
Balance, December 31, 2009	$-

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

During the year ended December 31, 2011, all the then outstanding Series A Warrants were exercised by its holders and 542,300 shares of common stock were issued for cash, 101,000 Series B Warrants were exercised on a cashless basis to purchase 67,632 shares of common stock, and 73,664 Underwriter Warrants were exercised on a cashless basis to purchase 37,192 shares of common stock.

Warrants issued and outstanding at December 31, 2011, and changes during the three years then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2009	2,000,000	$3.50	4.17	2,000,000	$3.50	4.17
Granted / Vested	138,000	4.80	5.00
Forfeited	-
Exercised	(35,900)	3.50
Balance, December 31, 2009	2,102,100	$3.59	3.93	1,964,100	$3.50	3.86
Granted / Vested
Forfeited	-
Exercised	(963,680)	3.55
Balance, December 31, 2010	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91
Granted / Vested	-
Forfeited	-
Exercised	(729,464)	3.63
Balance, December 31, 2011	408,956	$3.59	1.89	408,956	$3.59	1.89

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 14	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

On January 24, 2011, the Board of Directors approved a one-year share repurchase program of up to $15 million of the Company’s common stock, pursuant to which the Company was authorized to repurchase its outstanding common stock from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. During the year ended December 31, 2011, the Company repurchased 264,047 shares of its common stock under the share repurchase authorization at a weighted-average price of $8.05 per share for an aggregate purchase cost of $2,126,597. As of December 31, 2011, the Company had approximately $12.9 million available under the existing $15 million share repurchase authorization.

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

Make Good Escrow Agreement

In conjunction with the Private Placement, the Company also entered into a make good escrow agreement with the Investors (the “ Securities Escrow Agreement”), pursuant to which Magnify Wealth initially placed 6,818,182 of Common Stock (equal to 100% of the number of shares of Common Stock underlying the Investor Shares) (the “ Escrow Shares ”) into an escrow account. The Escrow Shares are being held as security for the achievement of $12 million in audited net income and $0.50 earnings per share for the fiscal year 2008 (the “ 2008 Performance Threshold ”) and $18 million in audited net income and $0.76 earnings per share for the fiscal year 2009 (the “ 2009 Performance Threshold ”).

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

The Company evaluated the terms of the Securities Escrow Agreement based on the guidance provided by the SEC staff announcement in EITF No. D-110. The Company adopted EITF Topic No. D-110 on October 1, 2009. After a thorough review, the Company concluded that because the escrowed shares would be released or distributed to the investor without regard to the continued employment of Mr. Zhu or any other officer of the Company, the make good escrow arrangement was in substance an inducement to facilitate the Private Placement, rather than compensatory. The Company accounted for the escrowed share arrangement under the Securities Escrow Agreement according to its nature, and therefore was not recognized as a non-cash compensation charge as a result of the Company satisfying both the 2008 and 2009 performance thresholds.

On November 9, 2011, the Company announced that the Board of Directors have adopted a resolution to approve the Company’s proposed distribution of a special dividend to the shareholders of the Company of record as of December 31, 2011 and March 31, 2012 as special dividends. The Company accrued a dividend payable of $992,846 as of December 31, 2011. On January 13, 2012, the Company distributed and paid dividends amounting to $498,757 to its shareholders of record as of December 31, 2011 (except for Magnify Wealth (note 1(B)) which agreed to waive its entitlements).

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 15	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, the Company’s then Chief Financial Officer, Mr. Yu was entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on each of the first, second and third anniversary of the consummation of the Share Exchange. As of December 31, 2011, all the 450,000 shares have been released to Mr. Yu. In connection with these share-based payments to Mr. Yu, the Company recognized compensation expense of $211,875, $254,250 and $254,250 based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the years ended December 31, 2011, 2010 and 2009, respectively.

Options granted to Independent Directors and Employees

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 15	SHARE-BASED COMPENSATION – CONTINUED

On January 14, 2011, the Company granted options to one of its independent directors, Mr. Kelvin Lau to purchase 15,000 shares of the Company’s common stock at a strike price of $10.64 per share, in consideration of his services to the Company. The options vest and become exercisable in equal installments on December 3, 2010, January 16, 2011, March 1, 2011 and April 14, 2011 and will expire 10 years from the date of grant.

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

On October 23, 2011, the Company granted options to two of its employees, Mr. Peng Zhu and Mr. Chunming Chu, to purchase 100,000 shares each of the Company’s common stock at a strike price of $4.50 per share, in consideration for their services to the Company. These options vest in installments of 40,000, 30,000 and 30,000 shares on October 23, 2012, 2013 and 2014, respectively, and will expire 10 years from the date of grant.

On October 23, 2011, Ms. Daphne Huang entered into an employment agreement with the Company to serve as Chief Financial Officer. The agreement is for a one-year term, renewable annually at the Company’s option up to an additional two years. Ms. Huang will receive annual cash compensation of $200,000 and will be awarded a stock option to purchase up to 225,000 shares of common stock at $4.50 per share, which shall vest in equal installments on October 23, 2012, 2013 and 2014, so long as Ms. Huang is serving as CFO at each such time, and will expire 10 years from the date of grant.

On October 23, 2011, Mr. Yu entered into a new employment agreement with Lihua Electron to serve as Executive Vice President of Finance of Lihua Electron and of the Company. The agreement is for a one-year term, renewable annually at the Company’s option up to an additional two years. Mr. Yu will receive annual cash compensation of $150,000 and will be awarded a stock option to purchase up to 100,000 shares of common stock at $4.50 per share, which shall vest in installments of 40,000, 30,000 and 30,000 shares on October 23, 2012, 2013 and 2014, respectively, so long as Mr. Yu is serving as Executive Vice President of Finance, or as an officer of the Company at each such time, and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $286,337, $174,927 and $77,190 for the years ended December 31, 2011, 2010 and 2009, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 15	SHARE-BASED COMPENSATION – CONTINUED

Options issued and outstanding at December 31, 2011, 2010, and 2009 and their movements during the three years are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at January 1, 2009	-	$-	-	-
Granted	80,000	3.71	-	-
Exercised	-		-	-
Expired	-		-	-
Forfeited	(15,000)	2.20	-	-
Outstanding at December 31, 2009	65,000	$4.06	$415,450	9.20
Granted	60,000	8.49	-	10.00
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(10,000)	2.20	-	-
Outstanding at December 31, 2010	115,000	$6.74	$517,450	9.00
Granted	600,000	4.85	-	10.00
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2011	715,000	$5.16	$213,300	9.43

Exercisable at December 31, 2011	157,500	$7.05	$76,800	8.15

(1)	The intrinsic value of the stock options at December 31, 2011, 2010 and 2009 is the amount by which the market value of the Company’s common stock of $4.76, $11.24 and $10.45 as of December 31, 2011, 2010 and 2009 exceeds the exercise price of the option.

NOTE 16	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended December 31, 2011, 2010 and 2009. For the years ended December 31, 2011, 2010 and 2009, statutory reserve activity is as follows:

Balance – January 1, 2009	$2,603,444
Addition to statutory reserves	2,797,550
Balance – December 31, 2009	5,400,994
Addition to statutory reserves	2,155,193
Balance – December 31, 2010	7,556,187
Addition to statutory reserves	2,862,289
Balance – December 31, 2011	$10,418,476

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 17	OTHER INCOME (EXPENSES)

	Year ended December 31,
	2011	2010	2009

Gain on sale of scraps	$13,520	$16,145	$500,834
Donation	-	(41,872)	-
Other	101,103	(53,869)	-

	$114,623	$(79,596)	$500,834

NOTE 18	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Lihua is subject to taxes in the U.S.

Ally Profit being incorporated in the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

Lihua Holdings is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the two years ended December 31, 2011. However, as Lihua Holdings has not generated any revenue or income, no provision for Hong Kong income tax has been made.

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

On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Enterprise Income Tax Law (“New EIT Law”), which took effect from January 1, 2008. Under the New EIT Law, foreign-owned enterprises as well as domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides for a grandfathering and five-year transition period from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential EIT treatment. Accordingly, Lihua Electron continued to be entitled to the 50% reduction on its EIT rate for the two years ended December 31, 2008 and 2009 and was subject to an EIT rate of 25% for the year ended December 31, 2011 under the New EIT Law.

Lihua Copper has been subject to an EIT rate of 25% for the years ended December 31, 2011, 2010 and 2009 under the New EIT Law.

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to the Company for the years ended December 31, 2009, 2010 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2011 and 2010. Total undistributed earnings of these PRC subsidiaries at December 31, 2011 were RMB937,148,032 ($148,732,408).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 18	INCOME TAXES – CONTINUED

The Company’s provision for income taxes consisted of:

	Year ended December 31,
	2011	2010	2009
PRC income tax:
Current	$17,077,406	$14,525,214	$5,322,268
Deferred	246,294	(25,638)	(74,621)

	$17,323,700	$14,499,576	$5,247,647

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2011	2010	2009

Pre-tax income	$70,457,233	$52,965,551	$18,980,345

United States federal corporate income tax rate	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	23,955,459	18,008,287	6,453,317
Reconciling items:
Impact of tax holiday of Lihua Electron	-	-	(3,011,804)
Loss not recognized as deferred tax assets	771,079	989,985	688,443
Non-deductible expenses	175,696	82,520	49,424
Change in fair value of warrants	(1,071,460)	429,053	4,038,161
Rate differential for PRC earnings	(6,260,780)	(5,126,705)	(2,948,838)
Other	(246,294)	116,436	(21,056)

Effective tax expense	$17,323,700	$14,499,576	$5,247,647

The effect of the tax holiday of Lihua Electron amounted to nil, nil and $3,011,804 for the years ended December 31, 2011, 2010 and 2009, respectively, equivalent to basic earnings per share of nil, nil and $0.17, respectively, and diluted earnings per share amount of nil, nil and $0.16, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	As of December 31,
	2011	2010
Deferred income tax assets:
Net operating loss carry forward	$3,631,132	$2,860,053
Unrealized intercompany profit in inventory	13,142	74,363
Accrued R&D expenses	187,446	-
Excess of accounting depreciation over tax depreciation	-	52,954
Less: Valuation allowance	(3,631,132)	(2,860,053)

	$200,588	$127,317

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 18	INCOME TAXES – CONTINUED

As of December 31, 2011 and 2010, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carryforward of $10,679,801 and $8,411,921, respectively, available to reduce future taxable income which will expire in various years through 2030. It is more-likely-than-not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets.

As of December 31, 2011 and 2010, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2011, 2010 and 2009, and no provision for interest and penalties is deemed necessary as of December 31, 2011 and 2010.

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2011	2010	2009

Income available to common stockholders:
- Basic and diluted	$53,133,533	$38,465,975	$13,732,698

Weighted average number of shares:
- Basic	29,816,871	27,956,451	17,822,890
- Effect of dilutive securities - warrants, options and convertible preferred stock	259,259	714,912	1,305,341
- Diluted	30,076,130	28,671,363	19,128,231

Net income per share
- Basic	$1.78	$1.38	$0.77

- Diluted	$1.77	$1.34	$0.72

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 20	RELATED PARTY TRANSACTIONS

(1)            Sales

For the years ended December 31, 2011, 2010 and 2009, sales included $620,295, $1,991,430 and $471,554, respectively that were made from Tianyi Telecom.  The controlling stockholder of Tianyi Telecom is related to Ms. Yaying Wang, our COO and one of our directors.

(2)            Guarantees

As of December 31, 2011 and 2010, Mr. Jianhua Zhu, the Company’s CEO and director, and Tianyi Telecom provided guarantees for the Company’s short-term bank loans of nil and $2,264,937, respectively (see Note 12 above).

(3)            Loans

On May 19, 2011, Magnify Wealth Enterprise Limited (“Magnify Wealth”), a British Virgin Islands corporation and an entity affiliated with Mr. Jianhua Zhu, the Chief Executive Officer and Chairman of the Company, agreed to loan the Company up to $4 million pursuant to the terms of a demand promissory note (the “Note”) to partially fund the Company’s previously announced $15 million stock repurchase program to make open market purchases of the Company’s common stock (the “Repurchase Program”) (See Note 14 above). While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that the Company has encountered difficulty funding the Repurchase Program with US dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in US dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

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

As of December 31, 2011, there was no outstanding loan under the Note.

(4)            Amount due to a related party

In June 2011, Mr. Jianhua Zhu loaned the Company $140,000. The loan was unsecured and non-interest bearing. The loan was repaid in August 2011.

NOTE 21	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2011 and 2010, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the year ended December 31, 2011 and 2010, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of December 31, 2011 and 2010 were due from customers located in the PRC.

There were two customers who accounted for 25.32% and 10.64% of the Company’s revenue for the year ended December 31, 2011, respectively, There were two customers who accounted for 12.7% and 11.4% of the Company’s revenue for the year ended December 31, 2010, respectively, There was no other single customer who accounted for more than 10% of the Company’s revenue for the years ended December 31, 2011, 2010 or 2009.

There was one customer who accounted for 33.6% of total accounts receivable of the Company as of December 31, 2011. There were two customers who accounted for 20.5% and 15.2%, respectively, of total accounts receivable of the Company as of December 31, 2010. There was no other customer who accounted for 10% or more of the Company’s accounts receivable as of December 31, 2011 or 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 21	CERTAIN RISKS AND CONCENTRATION- CONTINUED

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

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2011 are as follows:

Payable within:
- fiscal year ending December 31, 2012	$57,134
- fiscal year ending December 31, 2013	61,579
- fiscal year ending December 31, 2014 and thereafter	20,949

Total	$139,662

Capital commitments  – contracted but not provided for

	December 31,	December 31,
	2011	2010

Acquisition or construction of buildings - within one year	$2,982,114	$1,664,997
Purchase of machinery - within one year	1,872,748	-

	$4,854,862	$1,664,997

Other commitments

During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.02 million. As of December 31, 2011, the Company has paid $1.90 million. The Company expects to pay the remaining $1.12 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Year ended December 31,
	2011	2010	2009
Net revenue from unaffiliated customers:
Copper and CCA wire	$335,574,034	$243,132,742	$109,397,857
Copper anode	287,269,353	97,613,692	-
Refined copper rod	14,250,052	29,785,251	52,145,577
	$637,093,439	$370,531,685	$161,543,434

Gross profit:
Copper and CCA wire	$49,722,321	$50,934,170	$31,316,371
Copper anode	25,224,807	8,506,764	-
Refined copper rod	766,544	2,661,221	4,916,450
	$75,713,672	$62,102,155	$36,232,821

NOTE 24	RESTRICTED NET ASSETS

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

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

As of December 31, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Supplemental Parent Company Financial Information – Lihua International, Inc.

Condensed Balance Sheets

	As of December 31,
	2011	2010
ASSETS
Current assets:
Prepayments	$123,250	$-
Total current assets	123,250	-
Investments in subsidiaries	221,121,236	162,020,064
Total assets	$221,244,486	$162,020,064

LIABILITIES
Current liabilities:
Accrued expenses	$-	$180,000
Dividend payable	992,846	-
Warrant liabilities	615,000	8,682,441
Total liabilities	1,607,846	8,862,441

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,036,481 and 29,385,326 shares issued and outstanding as of December 31, 2011 and 2010, respectively	3,003	2,938
Treasury stock, at cost, 264,047 shares and nil as of December 31,2011 and 2010, respectively	(2,126,597)	-
Additional paid-in capital	78,564,128	71,251,843
Retained earnings	126,787,963	74,647,276
Accumulated other comprehensive income	16,408,143	7,255,566
Total stockholders' equity	219,636,640	153,157,623
Total liabilities and stockholders' equity	$221,244,486	$162,020,064

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 24	RESTRICTED NET ASSETS – CONTINUED

Condensed Statements of Income

	Year ended December 31,
	2011	2010	2009

Administrative expenses	$(2,267,880)	$(2,911,720)	$(2,024,833)
Other expenses:
Changes in fair value of warrant liabilities	3,062,575	(1,448,819)	(11,877,341)
Gain/(loss) on extinguishment of warrant liabilities	88,777	186,897	(398)
Equity in income of subsidiaries	52,250,060	42,639,617	27,635,270
Net income	$53,133,533	$38,465,975	$13,732,698

Condensed Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009

Net cash used in operating activities	$(2,267,880)	$(2,911,720)	$(1,773,393)
Net cash provided by (used in) investing activities	2,496,427	(32,959,097)	(7,391,257)
Net cash (used in) provided by financing activities	(228,547)	35,870,817	9,164,650
Cash, beginning of year	-	-	-
Cash, end of year	$-	$-	$-

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 25	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2011, 2010 and 2009 are presented in the following table:

	Three Months Ended,
Year ended December 31, 2011	December 31	September 30	June 30	March 31
Revenue	$177,579,159	$155,570,657	$167,012,527	$136,931,096
Cost of goods sold	(157,877,953)	(136,113,727)	(147,365,064)	(120,023,023)
Gross profit	19,701,206	19,456,930	19,647,463	16,908,073
Selling expenses	(660,992)	(633,584)	(668,366)	(523,036)
General and administrative expenses	(2,239,462)	(1,498,306)	(1,339,062)	(1,573,312)
Income from operations	16,800,752	17,325,040	17,640,035	14,811,725
Net income	12,727,388	13,528,083	14,366,076	12,511,986
Earnings per share
Basic	$0.43	$0.45	$0.48	$0.42
Diluted	$0.42	$0.45	$0.48	$0.41

	Three Months Ended,
Year ended December 31, 2010	December 31	September 30	June 30	March 31
Revenue	$135,471,182	$96,337,451	$75,502,350	$63,220,702
Cost of goods sold	(114,812,441)	(81,215,627)	(61,002,044)	(51,399,418)
Gross profit	20,658,741	15,121,824	14,500,306	11,821,284
Selling expenses	(614,817)	(422,209)	(570,420)	(450,877)
General and administrative expenses	(1,776,457)	(1,192,225)	(1,484,893)	(1,293,603)
Income from operations	18,267,467	13,507,390	12,444,993	10,076,804
Net income	9,855,420	9,855,705	9,898,292	8,856,558
Earnings per share
Basic	$0.34	$0.34	$0.35	$0.35
Diluted	$0.33	$0.33	$0.34	$0.34

	Three Months Ended,
Year ended December 31, 2009	December 31	September 30	June 30	March 31
Revenue	$51,252,416	$40,913,348	$48,827,343	$20,550,327
Cost of goods sold	(40,208,034)	(31,155,238)	(39,095,534)	(14,851,807)
Gross profit	11,044,382	9,758,110	9,731,809	5,698,520
Selling expenses	(479,945)	(451,689)	(587,356)	(203,252)
General and administrative expenses	(1,171,295)	(1,184,877)	(1,093,499)	(542,130)
Income from operations	9,393,142	8,121,544	8,050,954	4,953,138
Net income (loss)	4,388,140	(1,336,448)	6,705,029	3,975,977
Earnings (loss) per share
Basic	$0.18	$(0.08)	$0.45	$0.27
Diluted	$0.17	$(0.08)	$0.31	$0.18

NOTE 26	SUBSEQUENT EVENTS

In early 2012, in preparation for the increase in working capital needs as a result of the near term production capacity expansion, Lihua Copper and Lihua Electron entered into discussions with various banks about general banking facility arrangements. In January and February 2012, Lihua Copper and Lihua Electron signed agreements to pledge their land use rights and buildings, with carrying values of $14.3 million and $7.4 million, respectively, as of December 31, 2011, for a period of 3-5 years in favor of various banks in China up to an aggregate amount of RMB73.8 million ($11.7 million using February 29, 2012 exchange rate). As of March 12, 2012, Lihua Copper and Lihua Electron have not yet entered into any lending agreements with these banks.

