Form 10-Q
period 2012-03-31
LIHUA INTERNATIONAL INC.
filed 2012-05-10
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

There were 30,084,883 shares of the Registrant’s Common Stock issued and outstanding on May 8, 2012.

TABLE OF CONTENTS

Lihua International, Inc.

i

PART 1 — FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATEDBALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,994,088	$105,637,627
Accounts receivable, net	28,279,542	31,082,460
Prepayments for raw material purchases	27,939,318	21,882,977
Other receivables, deposits and prepayments	1,003,611	1,882,864
Prepaid land use right – current portion	405,458	405,034
Deferred income tax assets	21,002	200,588
Inventories	17,579,376	15,502,246
Total current assets	183,222,395	176,593,796
OTHER ASSETS
Property, plant and equipment, net	20,177,224	20,565,875
Construction in progress	24,148,099	18,794,910
Deposits for plant and equipment	-	3,428,082
Prepaid land use right – long-term portion	18,824,760	18,906,280
Intangible assets	-	170
Total non-current assets	63,150,083	61,695,317
Total assets	$246,372,478	$238,289,113
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,181,514	$6,066,261
Other payables and accruals	4,145,588	6,370,833
Income taxes payable	4,144,320	4,607,533
Dividend payable	496,423	992,846
Warrant liabilities	660,000	615,000
Total current liabilities	14,627,845	18,652,473
Total liabilities	14,627,845	18,652,473
STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
30,084,883 shares issued and 29,820,836 shares outstanding as of March 31, 2012 (December 31, 2011: 30,036,481 shares issued and 29,772,434 shares outstanding)	3,008	3,003
Additional paid-in capital	78,988,702	78,564,128
Treasury stock, at cost, 264,047 and 264,047 shares as of March 31, 2012 and December 31, 2011, respectively	(2,126,597)	(2,126,597)
Statutory reserves	11,217,579	10,418,476
Retained earnings	127,045,396	116,369,487
Accumulated other comprehensive income	16,616,545	16,408,143
Total stockholders' equity	231,744,633	219,636,640
Total liabilities and stockholders' equity	$246,372,478	$238,289,113

See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2012	2011
NET REVENUE	$169,086,267	$136,931,096

Cost of sales	(150,451,275)	(120,023,023)

GROSS PROFIT	18,634,992	16,908,073

Selling expenses	(686,006)	(523,036)
General and administrative expenses	(2,097,834)	(1,573,312)

Income from operations	15,851,152	14,811,725

Other income (expenses):
Interest income	163,136	133,105
Interest expenses	-	(21,466)
Gain on extinguishment of warrant liabilities	73,291	60,724
Change in fair value of warrants	(430,000)	1,375,101
Other income	94,779	75,951
Total other income (expenses)	(98,794)	1,623,415

Income before income taxes	15,752,358	16,435,140
Provision for income taxes	(4,277,346)	(3,923,154)

NET INCOME	$11,475,012	$12,511,986

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	208,402	1,664,517

COMPREHENSIVE INCOME	$11,683,414	$14,176,503

Net income per share
Basic	$0.39	$0.42
Diluted	$0.38	$0.41

Weighted average number of shares outstanding
Basic	29,800,624	29,858,780
Diluted	30,080,154	30,313,996

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

	Common Stock Outstanding		Additional				Accumulated Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2012	29,772,434	$3,003	$78,564,128	$10,418,476	$(2,126,597)	$116,369,487	$16,408,143	$219,636,640

Net income	-	-	-	-	-	11,475,012	-	11,475,012
Foreign currency translation adjustment	-	-	-	-	-	-	208,402	208,402

Exercise of warrants	48,402	5	311,699	-	-	-	-	311,704
Share-based payments to employees and directors	-	-	112,875	-	-	-	-	112,875
Appropriation of statutory reserves	-	-	-	799,103	-	(799,103)	-	-

At March 31, 2012 (Unaudited)	29,820,836	$3,008	$78,988,702	$11,217,579	$(2,126,597)	$127,045,396	$16,616,545	$231,744,633

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,475,012	$12,511,986
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	657,320	622,755
Share-based compensation	112,875	146,281
Gain on extinguishment of warrant liabilities	(73,291)	(60,724)
Change in fair value of warrants	430,000	(1,375,101)
Deferred income tax benefits	179,426	(29,355)
(Increase) decrease in assets:
Accounts receivable	2,829,666	(6,284,812)
Bills receivable	-	531,747
Prepayments for raw material purchases	(6,020,960)	-
Other receivables, deposits and prepayments	879,411	(667,402)
Inventories	(2,056,628)	(6,706,922)
Increase (decrease) in liabilities:
Accounts payable	(889,271)	5,073,347
Other payables and accruals	(371,130)	(1,486,687)
Income taxes payable	(467,079)	(969,219)
Net cash provided by operating activities	6,685,351	1,305,894
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(146,645)	(178,897)
Addition to construction in progress	(3,754,080)	(2,867,317)
Deposits for plant and equipment	-	(29,249)
Net cash used in investing activities	(3,900,725)	(3,075,463)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(926,250)
Proceeds from exercise of warrants	-	1,898,050
Dividend paid	(496,423)	-
Net cash (used in) provided by financing activities	(496,423)	971,800
Foreign currency translation adjustment	68,258	890,414
INCREASE IN CASH AND CASH EQUIVALENTS	2,356,461	92,645
CASH AND CASH EQUIVALENTS, at the beginning of the period	105,637,627	90,609,340
CASH AND CASH EQUIVALENTS, at the end of the period	$107,994,088	$90,701,985

MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$112,875	$146,281
Issuance of common stock to settle warrant liabilities	$311,704	$4,722,948
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$21,466
Cash paid for income taxes	$4,564,999	$4,865,045

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

As of March 31, 2012, details of the subsidiaries of the Company are as follows:

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

IHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

These condensed consolidated financial statements include the financial statements of Lihua International, Inc. and its subsidiaries.  All significant inter-company balances or transactions have been eliminated on consolidation.

Basis of preparation

These interim condensed consolidated financial statements are unaudited.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included.  The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2011, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2011.

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

Accounts receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Prepaid land use rights

Prepaid land use right represent lump sum payments for land use rights in the PRC.  The amount is expensed over the period of the land use rights of 50 years.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Derivative financial instruments

The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of income.

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

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the three months ended March 31, 2012 and 2011, research and development costs were $371,463 and $44,490, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expense were $856 and $nil for the three months ended March 31, 2012 and 2011, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the three months ended March 31, 2012 and 2011 were $567,327 and $430,757, respectively.

Foreign currency

The Company has its local currency, Renminbi (“RMB”), as its functional currency.  The Company’s subsidiaries maintain their books and records in their functional currency, RMB.  The consolidated financial statements of the Company are translated from RMB into United States dollars (“U.S. Dollars” or “US$” or “$”). Accordingly, assets and liabilities are translated from RMB into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet dates.  Items on the statements of income and cash flows are translated at the average exchange rates during the reporting periods. Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency (continued)

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB6.2943	US$1=RMB6.3009

Three months ended March 31,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB6.3073	US$1=RMB6.5832

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

Recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

In December 2011, the FASB issued ASU No. 2011-12 — Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 3  FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2012 to March 31, 2012 are summarized as follows:

Warrant Liability (Level 2)
Balance at January 1, 2012	$615,000
Change in fair value included in earnings	430,000
Exercise of warrants	(385,000)
Balance at March 31, 2012	$660,000

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, trade receivables and payables approximate their fair values due to the short maturities of these instruments.

The Company estimates the fair value of its warrants as of March 31, 2012 using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2012	December 31, 2011
Series A and B Warrants
Market price of common stock:	$5.75	$4.76
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	1.58	1.83
Dividend yield:	-	-
Expected volatility:	37.37%	39.58%
Risk-free interest rate:	0.26%	0.22%
Fair value – Series A and B Warrants	$612,000	$586,000

Underwriter Warrants
Market price of common stock:	$5.75	$4.76
Exercise price:	$4.80	$4.80
Remaining contractual life (years):	2.43	2.68
Dividend yield:	-	-
Expected volatility:	34.85%	36.39%
Risk-free interest rate:	0.40%	0.32%
Fair value – Underwriter Warrants	$48,000	$29,000

Fair value – Total	$660,000	$615,000

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

During the three months ended March 31, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $73,291 was recognized.  For details, please refer to the following table.

Exercise date:	February 7
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.50
Remaining contractual life (years):	1.73
Dividend yield:	-%
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2012	2011
Accounts receivable	$28,279,542	$31,082,460
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$28,279,542	$31,082,460

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export Company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of March 31, 2012, such prepayments were $27,939,318.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	March 31,	December 31,
	2012	2011
Prepaid research and development costs	$845,467	$1,154,704
Utility deposits	79,437	79,354
Other prepayments	33,057	33,023
Other receivables	45,650	24,675
Recoverable input VAT	-	467,858
Prepaid insurance	-	123,250
Less: Allowance for valuation and doubtful debts	-	-

	$1,003,611	$1,882,864

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of March 31, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2012 and 2011, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2012	2011
Raw materials	$10,297,407	$9,371,850
Work in progress	747,073	556,816
CCA and copper wire	2,890,372	2,925,769
Copper rod and anode	3,644,524	2,647,811

	$17,579,376	$15,502,246

NOTE 8	INTANGIBLE ASSETS

	March 31,	December 31
	2012	2011
Computer software, cost	$11,700	$11,688
Less: Accumulated amortization	(11,700)	(11,518)

	$-	$170

Amortization expense for the three months ended March 31, 2012 and 2011 was $169 and $851, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments made to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights for the three months ended March 31, 2012 and 2011 were $101,135 and $96,897, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $405,376 per annum.

As of March 31, 2012, prepaid land use rights included RMB32,399,100 ($5,147,372) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of March 31, 2012, RMB2,399,100 ($381,154) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,147,372 to the local authority, the Company also paid $5,764,079 primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,910 ($381,154). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu by the end of 2012. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

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

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2012	2011
Cost:
Buildings	$11,423,434	$11,399,913
Office equipment	384,199	383,797
Motor vehicles	689,004	688,283
Machinery	15,748,924	15,597,187
Total cost	28,245,561	28,069,180
Less: Accumulated depreciation	(8,068,337)	(7,503,305)
Net book value	$20,177,224	$20,565,875

Depreciation expense for the three months ended March 31, 2012 and 2011 was $556,016 and $525,007, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	March 31,	December 31,
	2012	2011
Construction of equipment	$3,934,761	$2,100,659
Construction of buildings	20,213,338	16,694,251

	$24,148,099	$18,794,910

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	March 31,	December 31,
	2012	2011
Accrued staff costs	$546,026	$667,969
Other taxes payable	1,173,279	1,450,360
Construction cost payable	1,967,239	3,598,053
Other payables (note 9)	459,044	654,451

	$4,145,588	$6,370,833

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

During the three months ended March 31, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock, which would have been exercisable in cash for $3.50 per share.

Warrants issued and outstanding at March 31, 2012, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2012	408,956	$3.59	1.89	408,956	$3.59	1.89
Granted/Vested	-
Forfeited	-
Exercised	(125,000)	3.50
Balance, March 31, 2012	283,956	3.63	1.67	283,956	3.63	1.67

On January 24, 2011, the Board of Directors approved a one-year share repurchase program of up to $15 million of the Company’s common stock, pursuant to which the Company was authorized to repurchase its outstanding common stock from time to time, depending on market conditions, share price and other factors, on the open market or in privately negotiated transactions. Repurchased shares may be retired immediately and will resume the status of authorized but unissued shares or they may be held by the Company as treasury stock. The repurchase authorization may be modified, suspended, or discontinued by the Board of Directors at any time. In 2011, the Company repurchased 264,047 shares of its common stock under the share repurchase authorization at a weighted-average price of $8.05 per share for an aggregate purchase cost of $2,126,597. The share repurchase program expired on January 23, 2012.

NOTE 14	SHARE-BASED COMPENSATION

Options granted to Independent Directors and Employees

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $112,875 and $82,718 for the three months ended March 31, 2012 and 2011, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 14      SHARE-BASED COMPENSATION – CONTINUED

Options issued and outstanding at March 31, 2012 and their movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at December 31, 2011	715,000	$5.16	$213,300	9.43
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2012	715,000	$5.16	$762,750	9.18

Exercisable at March 31, 2012	172,500	$7.00	$106,500	8.01

(1)	The intrinsic value of the stock options at March 31, 2012 and December 31, 2011 is the amount by which the market value of the Company’s common stock of $5.75 and $4.76, as of March 31, 2012 and December 31, 2011, respectively, exceeds the exercise price of the option.

NOTE 15      STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the three months ended March 31, 2012. For the three months ended March 31, 2012, statutory reserve activity is as follows:

Balance – December 31, 2011	$10,418,476
Addition to statutory reserves	799,103
Balance –March 31, 2012	$11,217,579

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 16      OTHER INCOME

	Three months ended March 31,
	2012	2011

Government subsidies	$95,128	$75,951
Other	(349)	-

	$94,779	$75,951

NOTE 17      INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

The Company’s two operating subsidiaries, Lihua Electron and Lihua Copper, are generally subject to PRC enterprise income tax (“EIT”). Both Lihua Electron and Lihua Copper are subject to an EIT rate of 25% for 2012 and 2011 under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

The New Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through March 31, 2012. Total undistributed earnings of these PRC subsidiaries at March 31, 2012 was RMB1,012,910,604 ($160,925,060).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	Three months ended March 31,
	2012	2011
PRC income tax:
Current	$4,456,962	$3,952,509
Deferred	(179,616)	(29,355)
	$4,277,346	$3,923,154

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 17      INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2012	2011
Pre-tax income	$15,752,358	$16,435,140

United States federal corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	5,355,802	5,587,948
Reconciling items:
Loss not recognized as deferred tax assets	342,528	229,033
Non-deductible expenses (income)	(7,230)	57,581
Change in fair value of warrants	121,281	(488,180)
Rate differential for PRC earnings	(1,542,865)	(1,410,102)
Other	7,830	(53,126)
Effective tax expense	$4,277,346	$3,923,154

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	March 31,	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carry forward	$3,973,660	$3,631,132
Unrealized intercompany profit in inventory	21,002	13,142
Accrued R&D expenses	-	187,446
Less: Valuation allowance	(3,973,660)	(3,631,132)
	$21,002	$200,588

As of March 31, 2012 and December 31, 2011, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carryforwards of $11,687,236 and $10,679,801, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of March 31, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of March 31, 2012 and December 31, 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 17      INCOME TAXES – CONTINUED

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

NOTE 18      EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2012	2011

Income available to common stockholders:
- Basic and diluted	$11,475,012	$12,511,986
Weighted average number of shares:
- Basic	29,800,624	29,858,780
- Effect of dilutive securities – warrants and options	279,530	455,216
- Diluted	30,080,154	30,313,996
Net income per share
- Basic	$0.39	$0.42
- Diluted	$0.38	$0.41

NOTE 19      RELATED PARTY TRANSACTIONS

1.	Sales

For the three months ended March 31, 2012 and 2011, sales made to Tianyi Telecom were nil and $620,295, respectively.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, who is the Company’s COO and a member of the Company’s board of directors.

2.	Loans

On May 19, 2011, Magnify Wealth Enterprise Limited (“Magnify Wealth”), a British Virgin Islands corporation and an entity affiliated with Mr. Jianhua Zhu, the Chief Executive Officer and Chairman of the Company, agreed to loan the Company up to $4 million pursuant to the terms of a demand promissory note (the “Note ”) to partially fund the Company’s previously announced $15 million stock repurchase program to make open market purchases of the Company’s common stock (the “Repurchase Program”) (See Note 13 above). While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that the Company has encountered difficulty funding the Repurchase Program with US dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in US dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 19      RELATED PARTY TRANSACTIONS - CONTINUED

On January 9 and March 15, 2012, in order to partially fund the 2011 special dividend payment and operating expenses, upon Board approval, Magnify Wealth loaned $1 million and $0.6 million, respectively, under the Note, of which RMB6.3 million and RMB 3.8 million were repaid on January 9 and March 31, 2012, respectively, at the average rate of 6.3126 RMB per US dollar, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of March 31, 2012, there were no outstanding loans under the Note.

NOTE 20      CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2012 and December 31, 2011, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2012 and 2011, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of March 31, 2012 and December 31, 2011 were due from customers located in the PRC.

Two customers accounted for 26.9% and 10.3% of the Company’s revenue for the three months ended March 31, 2012, respectively, and three customers accounted for 19.3%, 14.9% and 14.1% of the Company’s revenue for the three months ended March 31, 2011, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for three months ended March 31, 2012 or 2011.

Two customers accounted for 35.3% and 10.0% of total accounts receivable of the Company as of March 31, 2012, respectively, and one customer accounted for 33.6% of total accounts receivable of the Company as of December 31, 2011. There was no other single customer who accounted for 10% or more of the Company’s accounts receivable as of March 31, 2012 and December 31, 2011.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 21      COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehousing facilities with independent third parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2012 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2012	$43,849
- fiscal year ending December 31, 2013	61,643
- fiscal year ending December 31, 2014 and thereafter	20,971

Total	$126,463

Capital commitments  – contracted but not provided for

	March 31,	December 31,
	2012	2011

Acquisition or construction of buildings - within one year	$1,469,584	$2,982,114
Purchase of machinery - within one year	1,398,090	1,872,748

	$2,867,674	$4,854,862

Other commitments

During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.02 million. As of March 31, 2012, the Company has paid $1.91 million. The Company expects to pay the remaining $1.11 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 22      SEGMENT DATA AND RELATED INFORMATION

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended March 31,
	2012	2011
Net revenue from unaffiliated customers:
Copper and CCA wire	$89,647,446	$70,911,636
Copper anode	62,968,553	66,019,460
Refined copper rod	16,470,268	-
	$169,086,267	$136,931,096

Gross profit:
Copper and CCA wire	$10,843,324	$10,976,453
Copper anode	7,024,954	5,931,620
Refined copper rod	766,714	-
	$18,634,992	$16,908,073

Item. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

In this report, the “Company,” “we,” “us” and “our” refer to Lihua International, Inc. and its subsidiaries.

OVERVIEW

We are principally engaged in the production of copper replacement products, which include refined copper products, copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and CCA wire. Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently most of the copper rod we produce is being used internally as a raw material for superfine copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper. The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods). We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper. We added a second 25,000 ton capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and holds a wide range of potential end market uses. In October 2011, we completed capacity efficiency improvements to our two smelters and had increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. As of March 31, 2012, our scrap copper refinery capacity was approximately 85,000 tons per annum.

Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire. In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin. The value added nature of our CCA superfine wire products lies in our ability to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire, based upon our proprietary technology. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.

We draw pure copper wire from the refined pure copper rod we produce. The pure copper wire we produce has three main sub categories of products: fine wire, magnet wire and tin plated wire. These three copper wire products have similar characteristics as the three CCA wire products mentioned above.

We have expanded our business from the CCA superfine wire segment into the scrap copper refinery business because we believe that the scrap copper refinery business allows us to sell into the much bigger pure copper product market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to both the scrap copper cleaning as well as superfine wire drawing. We believe that the ability to sell into the large and growing copper and copper replacement products market in China offers us substantial opportunity to increase our sales in the future. We anticipate that we will continue to expand production capacity in both refined copper products and CCA wire. Since 2009, the majority of our investment and resulting sales volume growth occurred in the refined copper products business, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and copper conglomerates as well as manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products. With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production. Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper. To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper. Since inception of copper anode sales, we sold copper anode to a few copper conglomerates which use our product to produce copper cathode. We utilize copper rod produced as raw material for the copper wire production, and sell the excess copper rod to outside customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications). Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants. One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings. The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products. We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $161.5 million, $370.5 million and $637.1 million for the years ended December 31, 2009 and 2010 and 2011, respectively. We achieved net income of $13.7 million, $38.5 million and $53.1 million for the years ended December 31, 2009 and 2010 and 2011, respectively. In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million, which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2010 was $39.7 million, up 55.1% from 2009. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash gain of $3.1 million, which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2011 was $50.0 million, up 25.8% from 2010. For the three months ended March 31, 2012 and 2011, we recognized $0.1 million and $0.1 million, respectively, non-cash gain on extinguishment of warrant liabilities, and a $0.4 million non-cash charge and $1.4 million non-cash gain from the change in fair value of these warrants. Excluding the impact of these non-cash warrant related items, net income for the three months ended March 31, 2012 was $11.8 million, up 6.8% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products. Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have two smelting facilities one of which is allocated to copper rod and one to copper anode production. The copper anode smelter has an annual production capacity of 35,000 tons and the copper rod smelter has production capacity of 50,000 tons per annum. During the three months ended March 31, 2012, we sold 7,784 tons of copper anode, 10,300 tons of CCA and copper wire products, and 2,137 tons of copper rod. As of March 31, 2012, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wire, with a total capacity of approximately 7,500 tons per annum of superfine CCA wire and approximately 20,000 to 25,000 tons per annum of superfine copper wire, with a diameter range of 0.03mm to 1.60mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, that with a diameter range of 1.65mm to 1.75mm. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China. We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines. We expanded our copper wire production capacity in the first half of 2010, at which time we added six new wire copper drawing production lines, expanding copper wire production capacity from 18,000 tons per annum to 20,000 – 25,000 tons per annum, depending on the thickness of the copper wire we produced.

As noted above, in October 2011, we completed capacity efficiency improvements to our two smelters and had increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. We started construction on a new plant, adjacent to the current plant, in November 2010, where we initially planned to add two new smelters with an annual capacity of 25,000 – 30,000 tons each. The two new smelters will be dedicated to copper anode production. We are anticipating the new smelters to be completed and to start production in the second quarter 2012. We are also constructing more facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the entire new plant site in 2013. Our sales of copper anode are currently capacity-constrained and we expect this surplus of orders to continue into the near future.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

·	product mix and implications on gross margins;
·	supply and costs of principal raw materials;
·	copper prices and supply and demand of copper;
·	production capacity; and
·	economic conditions in China;

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

Generally, copper anode and copper rod products contribute a lower gross profit margin compared to the wire products, which in comparison are further processed downstream products.  However, given the quick turnover and large volume production of the refined copper products, as well as primarily cash on delivery payment terms with our customers, the return on invested capital for the refined copper products and working capital turnover are much better than that of the wire products.

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

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower; as copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis.  Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years, because of our fixed dollar markup, our gross and net profit in absolute dollar terms, has not been materially affected by the change of copper prices. Shanghai Changjiang Commodity Market, one of the major metal trading markets in the PRC, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will also increase as a result of our R&D efforts, and compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income and expense

Other income and expense includes interest income, interest expense, foreign currency translation adjustments, and other income.

Our interest expense consists of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $660,000 as of March 31, 2012 and the Company recognized a $430,000 charge, which is a non-cash charge from the change in fair value of these warrants for the three months ended March 31, 2012. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price. All of the Series A Warrants have been exercised and none remained outstanding as of March 31, 2012.

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

The PRC New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through March 31, 2012.

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”).  Each of the two entities files its own separate tax return.  According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years.  Being converted into a Sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and was subject to the 50% income tax reduction for the period from 2007 to 2009.  Set out in the following table are the EIT rates for our two PRC Operating Companies from 2006 to 2012:

29

	2006	2007	2008	2009	2010	2011	2012
Lihua Electron	—	12%	12.5%	12.5%	25%	25%	25%
Lihua Copper	—	25%	25%	25%	25%	25%	25%

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

Accounts receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. We review the accounts receivable on a periodic basis and provide allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

Sales

Our business for the three months ended March 31, 2012 continued to demonstrate growth. Net sales increased by 23.5% from $136.9 million in the three months ended March 31, 2011 to $169.1 million in the three months ended March 31, 2012. This growth was primarily driven by: i) increased sales across most of our product categories as a result of increased production volume and strong market demand for our products; and ii) the addition of copper rod sales as a result of the copper rod smelter production capacity increase that we completed in October 2011. The net sales were negatively impacted as a result of the reduction of copper prices during the first quarter of 2012 relative to the same period of last year, however, robust sales led to an overall increase in sales for the first quarter of 2012.

The overall sales volume increase of 47.4% for the three months ended March 31, 2012 over the same period last year is the result of additional production and sales of all of our products. Sales volume of CCA and copper wire in the first quarter of 2012 increased 53.2% from the same period last year as a result of additional production quantity per customer order, as well as additional production and sales of the thicker fine copper wire, which was semi-processed from copper rod, as a result of increased copper rod smelting capacity. The sales volume growth of 11.3% of copper anode in the first quarter 2012 compared to the same period in 2011 was primarily the result of increased production from the copper anode smelter efficiency improvement, which was completed in October 2011.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

Please see the table below for more details regarding the product sales breakdown by specific category.

	Three months ended March 31,
	2012			2011
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$89,647,446	10,300	$8,704	$70,911,636	6,724	$10,546
Copper anode	62,968,553	7,784	8,089	66,019,460	6,996	9,437
Copper rod	16,470,268	2,137	7,707	-	-	-
Total	$169,086,267	20,221	$8,362	$136,931,096	13,720	$9,980

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended March 31, 2012 and 2011:

Cost of Sales:	Three Months ended March 31,
	2012		2011
In thousands, except for percentage	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$78,804,122	87.9%	$59,935,183	84.5%
Copper anode	55,943,599	88.8%	60,087,840	91.0%
Copper rod	15,703,554	95.3%	-	-
Total	$150,451,275	89.0%	$120,023,023	87.7%

Gross Profit:	Three Months ended March 31,
	2012		2011
In thousands, except for percentage	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$10,843,324	12.1%	$10,976,453	15.5%
Copper anode	7,024,954	11.2%	5,931,620	9.0%
Copper rod	766,714	4.7%	-	-
Total	$18,634,992	11.0%	$16,908,073	12.3%

* Percentage of sales of respective product category

Total cost of sales for the three months ended March 31, 2012 was $150.5 million, reflecting an increase of 25.4% from the same period last year. As a percentage of total sales, our cost of sales increased to 89.0% of total sales for the three months ended March 31, 2012, compared to 87.7% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 11.0% in the three months ended March 31, 2012 from 12.3% for the same period last year, principally due to the additional production and sales of lower margin products including copper anode, copper rode, and fine copper wire.

Gross profit for the three months ended March 31, 2012 was $18.6 million, up 10.2% from gross profit of $16.9 million for the same period in 2011. Average gross profit margin decreased to 11.0% for the three months ended March 31, 2012 compared with 12.3% for the comparable period in 2011, primarily as a result of i) the additional production and sales of copper anode, copper rod and fine copper wire, which have lower margin compared with our other wire products; ii) the narrower average spread between scrap copper and pure copper prices in the first quarter 2012, compared with same period last year.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,				Change in three months ended March 31, 2012 compared to three months ended March 31, 2011
	2012		2011
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	18,635	11.0%	16,908	12.3%	10.2%
Operating Expenses:
Selling expenses	(686)	-0.4%	(523)	-0.4%	31.2%
General & administrative expenses	(2,098)	-1.2%	(1,573)	-1.1%	33.4%
Total operating expense	(2,784)	-1.6%	(2,096)	-1.5%	32.8%
Income from operations	15,851	9.4%	14,812	10.8%	7.0%

Total selling, general and administrative expenses were approximately $2,784,000 for the three months ended March 31, 2012, an increase of 32.8% compared to approximately $2,096,000 for the same period last year.

Selling expenses were approximately $686,000 for the three months ended March 31, 2012, an increase of 31.2% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased shipping and handling costs as a result of increased sales volume during the period.

Included in selling expenses were shipping and handling costs of approximately $567,000 and $431,000 for the three months ended March 31, 2012 and 2011, representing an increase of 31.6%, while tons of products sold by us increased 47.4%. Depending on customers’ requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers. The lesser percentage increase in shipping and handling costs compared to the percentage increase in tons of products sold during the quarter ended March 31, 2012 is attributable to fewer customers requesting us to bear these costs compared with the same period last year.

General & administrative expenses were approximately $2,098,000 for the three months ended March 31, 2012, an increase of 33.4% compared to the same period last year. The primary factor that caused this increase was increase in R&D expenses of $327,000 incurred on new technology and product research and development.

Interest Expense

Interest expense was $0 for the three months ended March 31, 2012, compared to $21,466 for the same period last year. During the quarter ended March 31, 2012, the Company did not incur any bank borrowings.

Income Tax

For the three months ended March 31, 2012, income tax expense was $4.3 million, reflecting an effective tax rate of 27.1%. The effective tax rate for the same period in 2011 was 23.9%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 25% and 25% for the three months ended March 31, 2012 and 2011, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended March 31, 2012 was $11.5 million, or 6.8% of net revenue, compared to $12.5 million, or 9.1% of net revenue, down 8% from the same period in 2011. The net income for the three months ended March 31, 2012 was impacted by a $73,291 non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $430,000 as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the three months ended March 31, 2012 was $11.8 million.

Foreign Currency Translation Gains

During the three months ended March 31, 2012 and 2011, the RMB rose against the U.S. dollars, and we recognized a foreign currency translation gain of $208,402 and $1,664,517, respectively. RMB at March 31, 2012 appreciated against the U.S. dollars by less than 0.1% when compared to December 31, 2011. RMB at March 31, 2011 appreciated against the US dollars by about 1% when compared to December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

We have not transferred cash between our operating subsidiaries and the U.S. parent company. As of March 31, 2012, total cash held in Renminbi and U.S. dollars were RMB679.7 million (or $108.0 million based on the conversion rate of US$1 = RMB6.2943 on the same date).We maintain cash in U.S. dollars in an offshore account in Hong Kong, to pay for U.S. related expenses such as legal fees and external investor relation firm fees as a result of being a public company in the U.S. Currently, we do not have any need to transfer cash between our operating subsidiaries.

As of March 31, 2012, we had approximately $108.0 million in cash, up $2.4 million from $105.6 million at December 31, 2011. The following table summarizes our cash flows for each of the periods indicated:

	Three months ended March 31,
	2012	2011
	(US$)
Net cash provided by operating activities	$6,685,351	$1,305,894
Net cash used in investing activities	(3,900,725)	(3,075,463)
Net cash (used in) provided by financing activities	(496,423)	971,800
Effect of exchange rate on cash and cash equivalents	68,258	890,414
Cash and cash equivalents at beginning of period	105,637,627	90,609,340
Cash and cash equivalents at end of period	$107,994,088	$90,701,985

Operating activities

For the three months ended March 31, 2012, cash provided by operating activities totaled $6.7 million compared to $1.3 million in the same period of 2011. This was primarily attributable to: i) $11.5 million net income; ii) a $2.8 million accounts receivable decrease, which was mainly caused by the shorter credit terms we granted to our wire customers; iii) $0.9 million decrease in other receivables and current assets, offset by iv) a $2.1 million inventory increase, resulting from the expansion of production capacity and revenue growth; v) $6.0 million increase in prepayments for raw material purchases, which resulted from advance payment for the importation of our raw material from overseas; and vi) a $0.9 million decrease in accounts payable.

For the three months ended March 31, 2011, cash provided by operating activities totaled $1.3 million compared to $9.4 million in the same period of 2010. This was primarily attributable to: i) $12.5 million net income; ii) a $6.3 million accounts receivable increase driven by revenue growth; iii) a $6.7 million inventory increase, resulting from the expansion of production capacity and revenue growth; and iv) a $5.1 million accounts payable increase due to the increase of raw material purchase.

Investing activities

For the three months ended March 31, 2012 and 2011, we had a net cash outflow of $3.9 million and $3.1 million, respectively, for investing activities, which was added to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all of which being part of our planned expansion.

Financing activities

For the three months ended March 31, 2012, we had a net cash outflow of $0.5 million from financing activities, as a result of the first payment of two special dividend distribution approved by the Board.

In October 2011, the Board of Directors approved two special dividends. The amount of each special dividend was $0.03 per outstanding share of Lihua common stock on the respective record dates. The first dividend was paid on January 13, 2012 to Lihua shareholders of record on December 31, 2011 and the second dividend was paid on April 13, 2012 to Lihua shareholders of record on March 31, 2012. The per share amount of each special dividend was calculated on an annualized method based on 5% of the Company’s full-year GAAP net income of $38.5 million for the twelve months ended December 31, 2010. Magnify Wealth Enterprise Ltd. (“Magnify Wealth”), the Company’s largest shareholder and an affiliate of Mr. Jianhua Zhu, the Company’s founder, Chairman and CEO, had agreed to waive payment of the two special dividends. Accordingly, the two special dividends were distributed among approximately 16.8 million shares. The first dividend payment of $0.5 million was made in January 2012 and second dividend payment of $0.5 million was made in April 2012.

On May 19, 2011, Magnify Wealth, an affiliated entity of Mr. Jianhua Zhu, agreed to loan us up to $4 million pursuant to the terms of a demand promissory note (the “Note ”) to partially fund our previously announced $15 million stock repurchase program to make open market purchases of the our common stock. While our operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that we have encountered difficulty funding the repurchase program with US dollars from cash held by our PRC subsidiaries. We explored possible alternative arrangements for funding the repurchase program in US dollars with financial institutions, but our management determined that such alternatives would have been costly or otherwise not appropriate for us.

On January 9 and March 15, 2012, in order to partially fund the 2011 special dividend payment and operating expenses, Magnify Wealth loaned $1 million and $0.6 million respectively under the Note, of which RMB6.3 million and RMB 3.8 million were repaid on January 9 and March 31, 2012, respectively, in RMB, at the average rate of 6.3126 RMB per US dollar, which was based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of March 31, 2012, there were no outstanding loans under the Note.

For the three months ended March 31, 2011, we had a net cash inflow of $1.0 million from financing activities including $1.9 million of proceeds from the exercise of outstanding warrants and $0.9 million cash outflow from the purchase of our common stock pursuant to our stock repurchase program.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2009, 2010 and 2011, we funded our capital expenditures primarily through cash flows from operating activities, the proceeds of bank borrowings, and equity issuance.

In 2012, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machinery and adding manufacturing equipment in our new facility, which is adjacent to our existing facility. We currently have two smelting facilities which can produce a total of 85,000 tons of refined copper products per year. We plan to add additional smelting facilities in the second quarter of 2012 and increase our refined copper capacity to up to 145,000 tons per year. With our current capacity of wire production lines, we can produce 7,500 tons of CCA wire and 20,000-25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm. For the 2012 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

For the three months period ended March 31, 2012, we sold 10,300 tons of CCA and copper wire, 7,784 tons of copper anode and 2,137 tons of copper rod. In the same period last year, we sold 6,724 tons of CCA and copper wire, 6,996 tons of copper anode and 0 tons of copper rod. As CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we do not have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire). CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of March 31,
	2012	2011

CCA Wire and Copper Wire	$12,624,740	$21,610,069
Copper Anode	12,799,364	18,007,575
Copper Rod	2,855,438	-
Total	$28,279,542	$39,617,644

Off-balance sheet arrangements

As of March 31, 2012 and December 31, 2011, we had no off balance sheet arrangements.

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

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of March 31, 2012 and December 31, 2011, we have cash denominated in Renminbi amounting to RMB678 million ($108 million) and RMB665 million ($106 million), respectively. Also, from time to time we may have U.S. dollar denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized foreign currency translation adjustments of approximately $0.2 million for the three months ended March 31, 2012.

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

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3% and 4.1% in 2009, 2010 and 2011, respectively.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

LIHUA INTERNATIONAL, INC.

May 10, 2012	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)

