Form 10-Q
period 2012-06-30
LIHUA INTERNATIONAL INC.
filed 2012-08-09
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

There were 30,084,883 shares of the Registrant’s Common Stock issued and outstanding on August 8, 2012.

TABLE OF CONTENTS

Lihua International, Inc.

PART 1 — FINANCIAL INFORMATION

Item 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,188,967	$105,637,627
Accounts receivable, net	31,039,834	31,082,460
Prepayments for raw material purchases	17,861,244	21,882,977
Other receivables, deposits and prepayments	1,474,722	1,882,864
Prepaid land use right – current portion	403,497	405,034
Deferred income tax assets	19,626	200,588
Inventories	17,764,641	15,502,246
Total current assets	193,752,531	176,593,796
OTHER ASSETS
Property, plant and equipment, net	47,304,630	20,565,875
Construction in progress	-	18,794,910
Deposits for plant and equipment	-	3,428,082
Prepaid land use right – long-term portion	18,632,832	18,906,280
Intangible assets	-	170
Total non-current assets	65,937,462	61,695,317
Total assets	$259,689,993	$238,289,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,145,929	$6,066,261
Other payables and accruals	4,966,101	6,370,833
Income taxes payable	4,791,112	4,607,533
Dividend payable	-	992,846
Warrant liabilities	704,000	615,000
Total current liabilities	15,607,142	18,652,473
Total liabilities	15,607,142	18,652,473

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
30,084,883 shares issued and 29,820,836 shares outstanding as of June 30, 2012 (December 31, 2011: 30,036,481 shares issued and 29,772,434 shares outstanding)	3,008	3,003
Additional paid-in capital	79,090,307	78,564,128
Treasury stock, at cost, 264,047 and 264,047 shares as of June 30, 2012 and December 31, 2011, respectively	(2,126,597)	(2,126,597)
Statutory reserves	12,136,089	10,418,476
Retained earnings	139,573,552	116,369,487
Accumulated other comprehensive income	15,406,492	16,408,143
Total stockholders' equity	244,082,851	219,636,640
Total liabilities and stockholders' equity	$259,689,993	$238,289,113

See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

NET REVENUE	$191,007,886	$167,012,527	$360,094,153	$303,943,623

Cost of sales	(170,296,852)	(147,365,064)	(320,748,127)	(267,388,087)

GROSS PROFIT	20,711,034	19,647,463	39,346,026	36,555,536

Selling expenses	(740,988)	(668,366)	(1,426,994)	(1,191,402)
General and administrative expenses	(1,834,465)	(1,339,062)	(3,932,299)	(2,912,374)

Income from operations	18,135,581	17,640,035	33,986,733	32,451,760

Other income (expenses):
Interest income	204,694	136,941	367,830	270,046
Interest expenses	-	(49,014)	-	(70,480)
Gain on extinguishment of warrant liabilities	-	26,531	73,291	87,255
Change in fair value of warrants	(44,000)	1,179,151	(474,000)	2,554,252
Other income	-	23,879	94,779	99,830
Total other income (expenses), net	160,694	1,317,488	61,900	2,940,903

Income before income taxes	18,296,275	18,957,523	34,048,633	35,392,663
Provision for income taxes	(4,849,609)	(4,591,447)	(9,126,955)	(8,514,601)

NET INCOME	$13,446,666	$14,366,076	$24,921,678	$26,878,062

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	(1,210,053)	2,344,495	(1,001,651)	4,009,012

COMPREHENSIVE INCOME	$12,236,613	$16,710,571	23,920,027	30,887,074

Net income per share
Basic	$0.45	$0.48	$0.84	$0.90
Diluted	$0.45	$0.48	$0.83	$0.89

Weighted average number of shares outstanding
Basic	29,820,836	29,872,934	29,810,996	29,865,896
Diluted	30,017,985	30,111,142	30,049,336	30,200,087

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

	Common Stock Outstanding		Additional				Accumulated Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2012	29,772,434	$3,003	$78,564,128	$10,418,476	$(2,126,597)	$116,369,487	$16,408,143	$219,636,640

Net income	-	-	-	-	-	24,921,678	-	24,921,678
Foreign currency translation adjustment	-	-	-	-	-	-	(1,001,651)	(1,001,651)
Exercise of warrants	48,402	5	311,704	-	-	-	-	311,709
Share-based payments to employees and directors	-	-	214,475	-	-	-	-	214,475
Appropriation of statutory reserves	-	-	-	1,717,613	-	(1,717,613)	-	-

At June 30, 2012 (Unaudited)	29,820,836	$3,008	$79,090,307	$12,136,089	$(2,126,597)	$139,573,552	$15,406,492	$244,082,851

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,921,678	$26,878,062
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,338,540	1,289,649
Share-based compensation	214,475	267,074
Gain on extinguishment of warrant liabilities	(73,291)	(87,255)
Change in fair value of warrants	474,000	(2,554,252)
Deferred income tax benefits	180,702	(19,351)
(Increase) decrease in assets:
Accounts receivable	(75,526)	9,826,535
Bills receivable	-	535,170
Prepayments for raw material purchases	3,949,625	(23,343,711)
Other receivables, deposits and prepayments	402,111	(525,338)
Inventories	(2,327,659)	(1,298,889)
Increase (decrease) in liabilities:
Accounts payable	(899,804)	2,513,027
Other payables and accruals	(286,113)	(430,361)
Income taxes payable	201,621	(366,207)
Net cash provided by operating activities	28,020,359	12,684,153

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,274,852)	(506,313)
Addition to construction in progress	(4,650,631)	(6,120,004)
Net cash used in investing activities	(6,925,483)	(6,626,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(2,126,597)
Proceeds from a related party	-	140,000
Proceeds from exercise of warrants	-	1,898,049
Dividend paid	(992,846)	-
Net cash used in financing activities	(992,846)	(88,548)

Foreign currency translation adjustment	(550,690)	2,150,410
INCREASE IN CASH AND CASH EQUIVALENTS	19,551,340	8,119,698
CASH AND CASH EQUIVALENTS, at the beginning of the period	105,637,627	90,609,340

CASH AND CASH EQUIVALENTS, at the end of the period	$125,188,967	$98,729,038

MAJOR NON-CASH TRANSACTIONS:
Share-based compensation to employees and directors	$214,475	$267,074
Issuance of common stock to settle warrant liabilities	$311,704	$4,895,934
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$70,480
Cash paid for income taxes	$8,744,632	$8,835,772

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

As of June 30, 2012, details of the subsidiaries of the Company are as follows:

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Useful Life
(In years)
Buildings	5-20
Machinery	5-10
Office equipment & motor vehicles	5

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expenses. For the six months ended June 30, 2012 and 2011, research and development costs were $736,080 and $99,493, respectively. For the three months ended June 30, 2012 and 2011, research and development costs were $364,617 and $55,003, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expenses was $856 and $13,759 for the six months ended June 30, 2012 and 2011, and nil and $13,759 for the three months ended June 30, 2012 and 2011, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the six months ended June 30, 2012 and 2011 were $1,152,485 and $990,014, and for the three months ended June 30, 2012 and 2011 were $585,158 and $559,257, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency (continued)

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	June 30, 2012	December 31, 2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3249	US$1=RMB 6.3009
	Three months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3074	US$1=RMB 6.5011
	Six months ended June 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3074	US$1=RMB 6.5411

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

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the provisions in this update did not have a material impact on the Company’s consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

In July 2012, the FASB issued 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment first, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statement.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS - CONTINUED

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2012 to June 30, 2012 are summarized as follows:

Warrant liability (Level 2)
Balance at January 1, 2012	$615,000
Change in fair value included in earnings	474,000
Exercise of warrants	(385,000)
Balance at June 30, 2012	$704,000

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, trade receivables and payables approximate their fair values due to the short maturities of these instruments.

The Company estimates the fair value of its warrants as of June 30, 2012 using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2012	December 31, 2011
Series A and B Warrants
Market price of common stock:	$5.48	$4.76
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	1.33	1.83
Dividend yield:	-	-
Expected volatility:	66.29%	39.58%
Risk-free interest rate:	0.24%	0.22%
Fair value – Series A and B Warrants	$644,000	$586,000

Underwriter Warrants
Market price of common stock:	$5.48	$4.76
Exercise price:	$4.80	$4.80
Remaining contractual life (years):	2.18	2.68
Dividend yield:	-	-
Expected volatility:	59.56%	36.39%
Risk-free interest rate:	0.32%	0.32%
Fair value – Underwriter Warrants	$60,000	$29,000

Fair value – Total	$704,000	$615,000

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

During the six months ended June 30, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $73,291 was recognized.  For details, please refer to the following table.

Exercise date:	February 7
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.50
Remaining contractual life (years):	1.73
Dividend yield:	-%
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30,	December 31,
	2012	2011
Accounts receivable	$31,039,834	$31,082,460
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$31,039,834	$31,082,460

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of June 30, 2012, such prepayments were $17,861,244.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	June 30,	December 31,
	2012	2011
Prepaid research and development costs	$817,020	$1,154,704
Utility deposits	79,053	79,354
Other prepayments	32,897	33,023
Other receivables	59,752	24,675
Recoverable input VAT	-	467,858
Prepaid insurance	486,000	123,250
Less: Allowance for valuation and doubtful debts	-	-

	$1,474,722	$1,882,864

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts varies from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of June 30, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2012 and 2011, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	June 30,	December 31,
	2012	2011
Raw materials	$10,082,532	$9,371,850
Work in progress	710,548	556,816
CCA and copper wire	2,392,242	2,925,769
Copper rod and anode	4,579,319	2,647,811

	$17,764,641	$15,502,246

NOTE 8	INTANGIBLE ASSETS

	June 30,	December 31
	2012	2011
Computer software, cost	$11,643	$11,688
Less: Accumulated amortization	(11,643)	(11,518)

	$-	$170

Amortization expense for the six months ended June 30, 2012 and 2011 was $170 and $1,836, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 was nil and $985, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments made to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use right were $202,267 and $195,041 for the six months ended June 30, 2012 and 2011, and $101,132 and $98,144 for the three months ended June 30, 2012 and 2011, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $403,416 per annum.

As of June 30, 2012, prepaid land use rights included RMB32,399,100 ($5,122,468) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of June 30, 2012, RMB2,399,100 ($379,310) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,122,468 to the local authority, the Company also paid $5,736,192 primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,910 ($379,310). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu by the second half of 2012. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use right payments.

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

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2012	2011
Cost:
Buildings	$32,946,186	$11,399,913
Office equipment	382,341	383,797
Motor vehicles	685,671	688,283
Machinery	21,898,225	15,597,187

Total cost	55,912,423	28,069,180
Less: Accumulated depreciation	(8,607,793)	(7,503,305)

Net book value	$47,304,630	$20,565,875

Depreciation expense was $1,136,103 and $1,092,772 for the six months ended June 30, 2012 and 2011, and $580,087 and $567,765 for the three months ended June 30, 2012 and 2011, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	June 30,	December 31,
	2012	2011
Construction of equipment	$-	$2,100,659
Construction of buildings	-	16,694,251

	$-	$18,794,910

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 30,	December 31,
	2012	2011
Accrued staff costs	$557,191	$667,969
Other taxes payable	1,264,311	1,450,360
Construction cost payable	2,704,341	3,598,053
Other payables (note 9)	440,258	654,451

	$4,966,101	$6,370,833

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

During the six months ended June 30, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock, which would have been exercisable in cash for $3.50 per share.

Warrants issued and outstanding at June 30, 2012, and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2012	408,956	$3.59	1.89	408,956	$3.59	1.89
Granted/Vested	-			-
Forfeited	-			-
Exercised	(125,000)	3.50	1.73	(125,000)	3.50	1.73
Balance, June 30, 2012	283,956	3.63	1.42	283,956	3.63	1.42

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

Options granted to Independent Directors and Employees

On April 26, 2012, the Company granted options to each of its independent directors, Mr. Robert Bruce, Mr. Jonathan Serbin and Mr. Kelvin Lau to purchase 20,000 shares of the Company’s common stock at a strike price of $5.63 per share, in consideration of their services to the Company. The options vest and become exercisable in equal installments on July 14, 2012, October 14, 2012, January 14, 2013 and April 14, 2013 and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $ 214,475 and $101,600 for the six and three months ended June 30, 2012, respectively. The Company recognized compensation expense of $139,949 and $57,123 for the six and three months ended June 30, 2011, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 14	SHARE-BASED COMPENSATION – CONTINUED

Options issued and outstanding at June 30, 2012 and their movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2011	715,000	$5.16	$213,300	9.43
Granted	60,000	5.63		10.00
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2012	775,000	$5.19	$612,900	9.00

Exercisable at June 30, 2012	190,000	$6.97	$98,400	7.86

(1)	The intrinsic value of the stock options at June 30, 2012 and December 31, 2011 is the amount by which the market value of the Company’s common stock of $5.48 and $4.76, as of June 30, 2012 and December 31, 2011, respectively, exceeds the exercise price of the option.

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended June 30, 2012. For the six months ended June 30, 2012, statutory reserve activity is as follows:

Balance – December 31, 2011	$10,418,476
Addition to statutory reserves	1,717,613
Balance –June 30, 2012	$12,136,089

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 16	OTHER INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Government subsidies	$-	$23,879	$95,128	$99,830
Other	-	-	(349)	-

	$-	$23,879	$94,779	$99,830

NOTE 17	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which it and its subsidiaries operate.

The Company’s two operating subsidiaries, Lihua Electron and Lihua Copper, are generally subject to PRC enterprise income tax (“EIT”). Both Lihua Electron and Lihua Copper are subject to an EIT rate of 25% for 2012 and 2011 under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

The New Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through June 30, 2012. Total undistributed earnings of these PRC subsidiaries at June 30, 2012 was RMB1,096,594,358 ($173,377,343).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
PRC income tax:
Current	$4,676,545	$4,581,443	$9,133,507	$8,533,952
Deferred	173,064	10,004	(6,552)	(19,351)

	$4,849,609	$4,591,447	$9,126,955	$8,514,601

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 17	INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Pre-tax income	$18,296,275	$18,957,523	$34,048,633	$35,392,663

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	6,220,733	6,445,557	11,576,535	12,033,505
Reconciling items:
Loss not recognized as deferred tax assets	257,658	196,876	600,187	425,909
Non-deductible expenses (income)	81,674	(57,581)	74,444	-
Change in fair value of warrants	14,960	(409,933)	136,241	(898,113)
Rate differential for PRC earnings	(1,724,138)	(1,645,697)	(3,267,003)	(3,055,799)
Other	(1,278)	62,225	6,551	9,099
Effective tax expense	$4,849,609	$4,591,447	$9,126,955	$8,514,601

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	June 30,	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carry forward	$4,231,319	$3,631,132
Unrealized intercompany profit in inventory	19,626	13,142
Accrued R&D expenses	-	187,446
Less: Valuation allowance	(4,231,319)	(3,631,132)

	$19,626	$200,588

As of June 30, 2012 and December 31, 2011, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carry forwards of $12,445,057 and $10,679,801, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company currently has no U.S. operations and is not likely to generate any operating profits in the U.S. in foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of June 30, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of June 30, 2012 and December 31, 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Income available to common shareholders:
- Basic and diluted	$13,446,666	$14,366,076	$24,921,678	$26,878,062

Weighted average number of shares:
- Basic	29,820,836	29,872,934	29,810,996	29,865,896
- Effect of dilutive warrants and options	197,149	238,208	238,340	334,191
- Diluted	30,017,985	30,111,142	30,049,336	30,200,087

Net income per share
- Basic	$0.45	$0.48	$0.84	$0.90
- Diluted	$0.45	$0.48	$0.83	$0.89

NOTE 19	RELATED PARTY TRANSACTIONS

1.	Sales

For the six months ended June 30, 2012 and 2011, sales included nil and $620,295, respectively that were made to Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, who is the Company’s COO and one of the Company’s directors.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 19	RELATED PARTY TRANSACTIONS - CONTINUED

On January 9 and March 15, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $1 million and $0.6 million, respectively, under the Note, of which RMB6.3 million and RMB3.8 million were repaid on January 9 and March 31, 2012, respectively, in RMB, at the average rate of 6.3126 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $0.5 million and $0.9 million, respectively, under the Note, of which RMB3.15 million and RMB5.65 million were repaid, respectively, in RMB, at the average rate of 6.2916 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of June 30, 2012, there was no outstanding loan under the Note.

NOTE 20	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2012 and December 31, 2011, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2012 and 2011, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of June 30, 2012 and December 31, 2011 were due from customers located in the PRC.

Two customers accounted for 25.9% and 11.1% of the Company’s revenue for the six months ended June 30, 2012, respectively, and two customers accounted for 14.9% and 13.0% of the Company’s revenue for the six months ended June 30, 2011, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2012 or 2011.

Two customers accounted for 25.1% and 11.7% of the Company’s revenue for the three months ended June 30, 2012, respectively, and one customer accounted for 14.8% and 13.0% of the Company’s revenue for the three months ended June 30, 2011. There was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2012 or 2011.

Two customers accounted for 30.6% and 10.3% of total accounts receivable of the Company as of June 30, 2012, respectively, and one customer accounted for 33.6% of total accounts receivable of the Company as of December 31, 2011. There was no other single customer who accounted for 10% or more of the Company’s accounts receivable as of June 30, 2012 and December 31, 2011.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NOTE 21	COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehousing facilities with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2012 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2012	$29,408
- fiscal year ending December 31, 2013	61,345
- fiscal year ending December 31, 2014	20,870

Total	$111,623

Capital commitments  – contracted but not provided for

	June 30,	December 31,
	2012	2011

Acquisition or construction of buildings - within one year	$-	$2,982,114
Purchase of machinery - within one year	1,739,158	1,872,748
Purchase of machinery - over one year	-	-

	$1,739,158	$4,854,862

Other commitments

During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3 million. As of June 30, 2012, the Company has paid $2.18 million. The Company expects to pay the remaining $0.82 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net revenue from unaffiliated customers:
Copper and CCA wire	$100,397,360	$93,513,329	$190,044,806	$164,424,965
Copper anode	70,202,817	73,499,198	133,171,370	139,518,658
Refined copper rod	20,407,709	-	36,877,977	-
	$191,007,886	$167,012,527	$360,094,153	$303,943,623

Gross profit:
Copper and CCA wire	$12,502,426	$13,833,862	$23,345,750	$24,810,315
Copper anode	7,116,806	5,813,601	14,141,760	11,745,221
Refined copper rod	1,091,802	-	1,858,516	-
	$20,711,034	$19,647,463	$39,346,026	$36,555,536

Item. 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and CCA wire. Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently part of the copper rod volume we produced is supplied internally as a raw material for copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper. The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods). We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire. We believe this recycled copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper. We added a second 25,000 ton per annum capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and has a wide range of potential end market uses. In October 2011, we completed capacity efficiency improvements to our two smelters and increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In June 2012, we started production of copper anode from two new smelters, which were constructed on our 30-acre new plant site. The two new anode smelters each have production capacities of 25,000 tons per annum. As of June 30, 2012, our scrap copper refinery capacity was approximately 135,000 tons per annum.

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

We have expanded our business from the CCA superfine wire segment into the scrap copper refinery business because we believe that the scrap copper refinery business allows us to sell into the much bigger pure copper products market and offers us the ability to grow more rapidly while utilizing the proprietary equipment and technology that we possess relating to both the scrap copper cleaning as well as superfine wire drawing. We believe that the ability to sell into the large and growing copper and copper replacement products market in China offers us substantial opportunity to increase our sales in the future. We anticipate that we will continue to expand production capacity in both refined copper products and new CCA products. Since 2009, the majority of our investment, and resulting sales volume growth, occurred in the refined copper products business, which caters to a much bigger pure copper products market, compared with the CCA wire market.

We sell our products primarily in China, either through distributors or directly to users, including distributors in the wire and cable industries and copper conglomerates, as well as manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries.

Our market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products. With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production. Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper. To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper. Since inception of copper anode sales, we sold copper anode to a few copper conglomerates, which use our product to produce copper cathode. We utilize copper rod produced as raw material for the copper wire production and sell the excess copper rod to outside customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications). Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants. One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings. The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products. We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe that we are well positioned to continue to capture further market share in the copper and copper replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $161.5 million, $370.5 million and $637.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. We achieved net income of $13.7 million, $38.5 million and $53.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7%. In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million, which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash charges, net income for 2010 was $39.7 million, up 55.1% from 2009. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash gain of $3.1 million, which resulted from the change in fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2011 was $50.0 million, up 25.8% from 2010. For the three months ended June 30, 2012 and 2011, we recognized nil and $0.03 million, respectively, non-cash gain on extinguishment of warrant liabilities. For the three months ended June 30, 2012 and 2011, we recognized a non-cash loss of $0.04 million and a gain of $1.2 million, respectively, from the change of fair value of warrants. Excluding the impact of these non-cash items, net income for the three months ended June 30, 2012 was $13.5 million, up 2.7% from the same period last year. For the six months ended June 30, 2012 and 2011, we recognized $0.07 million and $0.09 million, respectively, non-cash gain on extinguishment of warrant liabilities. For the six months ended June 30, 2012 and 2011, we recognized a non-cash loss of $0.5 million and a gain of $2.6 million, respectively, from the change in fair value of the warrants. Excluding the impact of these non-cash items, net income for the six months ended June 30, 2012 was $25.3 million, up 4.6% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products. Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities, one of which is allocated to copper rod and the other three to copper anode production. Two of the copper anode smelters were newly constructed in 2012 and commenced production in June 2012. The copper anode smelters have a total annual production capacity of 85,000 tons and the copper rod smelter has a production capacity of 50,000 tons per annum. During the three months ended June 30, 2012 we sold 8,979 tons of copper anode, 11,863 tons of CCA and copper wire products, and 2,545 tons of copper rod. As of June 30, 2012, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of superfine CCA wire and approximately 20,000-25,000 tons per annum of superfine copper wire, with a diameter range of 0.03mm to 1.60mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, with a diameter range of 1.65mm to 1.75mm. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China. We expanded our copper wire production capacity in the first half of 2010, at which time we added six new wire copper drawing production lines, expanding copper wire production capacity from 18,000 tons per annum to 20,000 – 25,000 ton per annum depending on the thickness of the copper wire we produced. As noted above, in October 2011, we completed capacity efficiency improvements to our copper anode and copper rod smelters and had increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. We started construction on a new plant, adjacent to the current plant, in November 2010, where we initially planned to add two new copper anode smelters with an annual capacity of 25,000 tons each. The construction of the two new anode smelters was completed and production began in June 2012. We have constructed more facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the entire new plant site in 2013.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	product mix and impact of gross margins
•	supply and costs of principal raw materials;
•	copper prices and supply and demand of copper;
•	production capacity; and
•	economic conditions in China.

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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales. However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, which is essentially our gross profit. Therefore, despite the impact of copper price movement on our gross and net profit margin figures, during the past three years the mark-up, or our gross and net profit in absolute dollars, has not been materially affected by the change of copper prices.

Copper prices and supply and demand of copper

Generally the price of our products is set at a certain discount to local retail copper prices, and we believe our products replace or supplement copper. For these reasons, our products are affected by the market price, demand and supply of copper.

We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. As copper prices rise, our fixed dollar mark-up per ton processed represents a relatively lower percentage of our gross sales (which is generally based on tons processed) and therefore our gross profit margin as a percentage of sales is relatively lower; as copper prices decline, the inverse is true and we report relatively higher gross profit margins on a percentage basis. Despite the implications of copper price volatility on our gross and net profit margins in percentage terms, during the past three years, because of our fixed dollar markup, our gross and net profit in absolute dollar terms, has not been materially affected by the exchange of copper prices. Shanghai Changjiang Commodity Market, one of the major metals trading markets in the PRC, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

Production capacity

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues and net income.

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 14.8% in gross domestic product from 1999 through 2011, according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products have increased substantially as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations. Over the last few quarters there has been a slow down in the PRC’s economic growth. At this time, we don’t foresee that our copper anode business will be negatively impacted by the slow down in domestic economic growth, however, we have experienced and anticipate some continued pressure in the profitability of our wire and rod products as a result of the slow down.

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

Gross profit

Our gross profit is affected by the cost of raw materials, which is defined with reference to the cost of copper. We are also able to price our products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit.

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

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure as well as a result of our R&D efforts, and compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income and expense

Other income and expense includes interest income, interest expense, merger costs, foreign currency translation adjustments, and other income.

Our interest expense consists of expenses related to our short term bank borrowings. We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, was $704,000 as of June 30, 2012 and the Company recognized a $474,000 charge, which is a non-cash charge from the change in fair value of these warrants for the six-month period ended June 30, 2012. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price. All of the Series A Warrants have been exercised and none remained outstanding as of June 30, 2012.

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

The PRC’s New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through June 30, 2012.

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”). Each of the two entities files its own separate PRC tax return. According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years. Being converted into a Sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and was subject to the 50% income tax reduction for the period from 2007 to 2009. Set out in the following table are the EIT rates for our two PRC operating companies from 2006 to 2012:

	2006	2007	2008	2009	2010	2011	2012
Lihua Electron	–	12%	12.5%	12.5%	25%	25%	25%
Lihua Copper	–	25%	25%	25%	25%	25%	25%

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

Sales revenue is recognized net of value added tax, sales discounts and returns at the time when the merchandise is sold and delivered to the customer. Based on historical experience, management estimates that sales returns are immaterial and has not provided an allowance for estimated sales returns.

Accounts receivables
Accounts receivables are stated at cost, net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. We review the accounts receivable on a periodic basis and provide allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

Sales

Our business for the three months ended June 30, 2012 continued to demonstrate growth. Net sales increased by 14.4% from $167.0 million in the three months ended June 30, 2011 to $191.0 million in the three months ended June 30, 2012. This growth was primarily driven by: i) increased sales across all of our product categories as a result of increased production volume and strong market demand for our products; and ii) the addition of copper rod sales as a result of the copper rod smelter production capacity increase that we completed in October 2011. The increase in sales was, however, negatively impacted by the reduction of copper prices during the second quarter of 2012 relative to the same period last year. However, robust sales volume led to an overall increase in sales for the second quarter of 2012.

The overall sales volume increase of 36.5% for the three months ended June 30, 2012 over the same period last year is the result of additional production and sales of all of our products. Sales volume of CCA and copper wire in the second quarter of 2012 increased 28.7% from the same period last year as a result of additional production quantity, as well as additional production and sales of the thicker fine copper wire, which was semi-processed from copper rod, as a result of increased copper rod smelting capacity. The sales volume growth of 13.5% of copper anode in the second quarter of 2012 compared to the same period in 2011 was primarily due to increased copper anode production capacity as a result of addition of two new copper anode smelters which started production in June 2012.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

Please see the table below for more details regarding the product sales breakdown by specific category.

	Three months ended June 30,
	2012			2011
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$100,397,360	11,863	$8,463	$93,513,329	9,217	$10,146
Copper anode	70,202,817	8,979	7,819	73,499,198	7,912	9,290
Copper rod	20,407,709	2,545	8,019	-	-	-
Total	$191,007,886	23,387	$8,167	$167,012,527	17,129	$9,750

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended June 30, 2012 and 2011:

	Three Months ended June 30,
	2012		2011
In thousands, except for percentage		% of		% of
	Cost of Sales	Sales*	Cost of Sales	Sales*
CCA and copper wire	$87,896	87.55%	$79,680	85.21%
Copper anode	63,085	89.86%	67,685	92.09%
Copper rod	19,316	94.65%	-	-
Total	$170,297	89.16%	$147,365	88.24%

	Three Months ended June 30,
	2012		2011
In thousands, except for percentage		% of		% of
	Gross Profit	Sales*	Gross Profit	Sales*
CCA and copper wire	$12,502	12.45%	$13,833	14.79%
Copper anode	7,117	10.14%	5,814	7.91%
Copper rod	1,092	5.35%	-	-
Total	$20,711	10.84%	$19,647	11.76%

* Percentage of sales of respective product category

Total cost of sales for the three months ended June 30, 2012 was $170.3 million, reflecting an increase of 15.6% from the same period last year. As a percentage of total sales, our cost of sales increased to 89.2% of total sales for the three months ended June 30, 2012, compared to 88.2% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 10.9% in the three months ended June 30, 2012 from 11.8% for the same period last year, principally due to the additional production and sales of lower margin products including copper anode, copper rode, and fine copper wire.

Gross profit for the three months ended June 30, 2012 was $20.7 million, up 5.4% from gross profit of $19.6 million for the same period in 2011.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,				Change in three months ended June 30, 2012 compared to three months ended June 30, 2011
	2012		2011
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	20,711	10.84%	19,647	11.76%	5%
Operating Expenses:
Selling expenses	(741)	(0.39)%	(668)	(0.40)%	11%
General & administrative expenses	(1,834)	(0.96)%	(1,339)	(0.80)%	37%
Total operating expense	(2,575)	(1.35)%	(2,007)	(1.2)%	28%
Income from operations	18,136	9.49%	17,640	10.56%	3%

Total selling, general and administrative expenses were approximately $2.6 million for the three months ended June 30, 2012, an increase of 28% compared to approximately $2.0 million for the same period last year.

Selling expenses were approximately $741,000 for the three months ended June 30, 2012, an increase of approximately $73,000 or $10.9% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased shipping and handling costs as a result of business growth during the period.

Included in selling expenses were shipping and handling costs of approximately $585,000 and $559,000 for the three months ended June 30, 2012 and 2011, respectively, representing an increase of 4.6%, while tons of products sold by us increased 36.5%. Depending on customer requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers. The lesser percentage increase in shipping and handling costs compared to the percentage increase in tons of products sold during the quarter ended June 30, 2012 is attributable to fewer customers requesting us to bear these costs compared with the same period last year.

General & administrative expenses were approximately $1.8 million for the three months ended June 30, 2012, an increase of 37.0% compared to the same period last year. The primary factor that caused this increase was the increase in R&D expenses of $310,000 incurred on new technology and product research and development.

Interest Expense

Interest expense was nil for the three months ended June 30, 2012, compared to $49,000 for the same period last year. During the quarter ended June 30, 2012, the Company did not incur any bank borrowings.

Income Tax

For the three months ended June 30, 2012, income tax expense was $4.8 million, reflecting an effective tax rate of 26.5%. The effective tax rate for the same period in 2011 was 24.2%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 25.3% and 25.0% for the three months ended June 30, 2012 and 2011, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended June 30, 2012 was $13.4 million, or 7.04% of net revenue, compared to $14.4 million, or 8.6% of net revenue, down 6.2% from the same period in 2011.

Foreign Currency Translation Gains And Losses

During the three months ended June 30, 2012, the RMB declined against the U.S. dollars, and we recognized a foreign currency translation loss of $1.2 million. During the three months ended June 30, 2011, the RMB rose against the U.S. dollars, and we recognized a foreign currency translation gain of $2.3 million. RMB at June 30, 2012 declined against the U.S. dollars by less than 0.5% when compared to March 31, 2012. RMB at June 30, 2011 appreciated against the US dollars by about 1% when compared to March 31, 2011.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JUNE 30, 2011

Sales

Sales

Our business for the six months ended June 30, 2012 continued to demonstrate growth. Net sales increased by 18.5% from $303.9 million in the six months ended June 30, 2011 to $360.1 million in the six months ended June 30, 2012. This growth was primarily driven by: i) increased sales across all of product categories as a result of increased production volume and strong market demand for our products; and ii) the addition of copper rod sales as a result of the copper rod smelter production capacity increase that we completed in October 2011. Sales growth was, however, negatively impacted by the reduction of copper prices during the first half of 2012 relative to the same period last year. However, robust sales volume led to an overall increase in sales for the first half of 2012.

The overall sales volume increase of 41.4% for the six months ended June 30, 2012 over the same period last year is the result of additional production and sales of all of our products. Sales volume of CCA and copper wire in the first six months 2012 increased 39.0% from the same period last year as a result of additional production quantity, as well as additional production and sales of the thicker fine copper wire, which was semi-processed from copper rod, as a result of increased copper rod smelting capacity. The sales volume growth of 12.4% of copper anode in first half 2012 compared to the same period in 2011 was primarily due to increased copper anode production capacity as a result of the addition of two new copper anode smelters which started production in June 2012.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

Please see the table below for more details regarding the product sales breakdown by specific category.

	Six months ended June 30,
	2012			2011
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$190,044,806	22,163	$8,575	$164,424,965	15,941	$10,315
Copper anode	133,171,370	16,763	7,944	139,518,658	14,908	9,359
Copper rod	36,877,977	4,682	7,877	-	-	-
Total	$360,094,153	43,608	$8,258	$303,943,623	30,849	$9,853

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the six months ended June 30, 2012 and 2011:

	Six Months ended June 30,
	2012		2011
In thousands, except for percentage		% of		% of
	Cost of Sales	Sales*	Cost of Sales	Sales*
CCA and copper wire	$166,700	87.72%	$139,614	84.91%
Copper anode	119,029	89.38%	127,774	91.58%
Copper rod	35,019	94.96%	-	-
Total	$320,748	89.07%	$267,388	87.97%

	Six Months ended June 30,
	2012		2011
In thousands, except for percentage		% of		% of
	Gross Profit	Sales*	Gross Profit	Sales*
CCA and copper wire	$23,345	12.28%	$24,811	15.09%
Copper anode	14,142	10.62%	11,745	8.42%
Copper rod	1,859	5.04%	-	-
Total	$39,346	10.93%	$36,556	12.03%

* Percentage of sales of respective product category

Total cost of sales for the six months ended June 30, 2012 was $320.7 million, reflecting an increase of 20.0% from the same period last year. As a percentage of total sales, our cost of sales increased to 89.1% of total sales for the six months ended June 30, 2012, compared to 88.0% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 10.9% in the six months ended June 30, 2012 from 12.0% for the same period last year, principally due to the additional production and sales of lower margin products including copper anode, copper rode, and fine copper wire.

Gross profit for the six months ended June 30, 2012 was $39.3 million, up 7.6% from gross profit of $36.6 million for the same period in 2011.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,				Change in six months ended June 30, 2012 compared to six months ended June 30, 2011
	2012		2011
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	39,346	10.93%	36,556	12.03%	8%
Operating Expenses:
Selling expenses	(1,427)	(0.4)%	(1,191)	(0.39)%	20%
General & administrative expenses	(3,932)	(1.09)%	(2,912)	(0.96)%	35%
Total operating expense	(5,359)	(1.49)%	(4,103)	(1.35)%	30.6%
Income from operations	33,987	9.44%	32,453	10.68%	4.7%

Total selling, general and administrative expenses were approximately $5.4 million for the six months ended June 30, 2012, an increase of 30.6% compared to approximately $4.1 million for the same period last year.

Selling expenses were approximately $1.4 million for the six months ended June 30, 2012, an increase of approximately $0.2 million or 19.8% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased shipping and handling costs as a result of business growth during the period.

Included in selling expenses were shipping and handling costs of approximately $1.2 million and $1.0 million for the six months ended June 30, 2012 and 2011, representing an increase of 16.4%, while tons of products sold by us increased 41.4%. Depending on customer requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers. The lesser percentage increase in shipping and handling costs compared to the percentage increase in tons of products sold during the six months ended June 30, 2012 is attributable to fewer customers requesting us to bear these costs compared with the same period last year.

General & administrative expenses were approximately $3.9 million for the six months ended June 30, 2012, an increase of 35.0% compared to the same period last year. The primary factor that caused this increase was the increase in R&D expenses of $637,000 incurred on new technology and product research and development.

Interest Expense

Interest expense was nil for the six months ended June 30, 2012, compared to $70,000 for the same period last year. During the six months ended June 30, 2012, the Company did not incur any bank borrowings.

Income Tax

For the six months ended June 30, 2012, income tax expense was $9.1 million, reflecting an effective tax rate of 26.8%. The effective tax rate for the same period in 2011 was 24.1%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 24.9% and 25.0% for the six months ended June 30, 2012 and 2011, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the six months ended June 30, 2012 was $24.9 million, or 6.9% of net revenue, compared to $26.9 million, or 8.8% of net revenue, down 7.2% from the same period in 2011. The net income for the six months ended June 30, 2012 was impacted by a $73,291 non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $474,000 as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the six months ended June 30, 2012 was $25.3 million.

Foreign Currency Translation Gains And Losses

During the six months ended June 30, 2012, the RMB declined against the U.S. dollars, and we recognized a foreign currency translation loss of $1 million. During the six months ended June 30, 2011, the RMB rose against the U.S. dollars, and we recognized a foreign currency gain of $4.0 million. RMB at June 30, 2012 declined against the U.S. dollars by less than 0.4% when compared to December 31, 2011. RMB at June 30, 2011 appreciated against the US dollars by about 2% when compared to December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

We have not transferred cash between our operating subsidiaries and the U.S. parent company. As of June 30, 2012, total cash held in Renminbi and U.S. dollars were RMB791.8 million (or $125.2 million based on the conversion rate of US$1 = RMB6.3249 on the same date). We maintain cash in U.S. dollars in an offshore account in Hong Kong, to pay for U.S. related expenses such as legal fees and external investor relation firm fees as a result of being a public company in the U.S. Currently we do not have any need to transfer cash between our operating subsidiaries.

As of June 30, 2012, we had approximately $125.2 million in cash, up $19.6 million from $105.6 million at December 31, 2011. The following table summarizes our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(US$)
Net cash provided by operating activities	$28,020,359	$12,684,153
Net cash used in investing activities	(6,925,483)	(6,626,317)
Net cash used in provided by financing activities	(992,846)	(88,548)
Effect of exchange rate on cash and cash equivalents	(550,690)	2,150,410
Cash and cash equivalents at beginning of period	105,637,627	90,609,340
Cash and cash equivalents at end of period	$125,188,967	$98,729,038

Operating activities

For the six months ended June 30, 2012, cash provided by operating activities totaled $28.0 million compared to $12.7 million in the same period of 2011. This was primarily attributable to: i) $24.9 million net income; ii) a $3.9 million reduction in prepayments for raw material purchases, which resulted from advance payment for the importation of our raw material from overseas; offset by iii) a $2.3 million inventory increase, resulting from the expansion of production capacity and revenue growth; iv) a $0.9 million decrease in accounts payable.

Investing activities

For the six months ended June 30, 2012, we had a net cash outflow of $6.9 million for investing activities for the addition to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all of which was part of our planned expansion.

Financing activities

For the six months ended June 30, 2012, we had a net cash outflow of $1.0 million from financing activities, as a result of the payment of two special dividend distributions approved by the Board.

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

On January 9 and March 15, 2012, in order to partially fund the 2011 special dividend payment and operating expenses, Magnify Wealth loaned $1 million and $0.6 million respectively under the Note, of which RMB6.3 million and RMB3.8 million were repaid on January 9 and March 31, 2012, respectively, in RMB, at the average rate of 6.3126 RMB per US dollars, which was based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $0.5 million and $0.9 million, respectively, under the Note, of which RMB3.15 million and RMB 5.65 million were repaid, respectively, in RMB, at the average rate of 6.2916 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of June 30, 2012, there were no outstanding loans under the Note.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2009, 2010 and 2011, we funded our capital expenditures primarily through cash flows from operating activities, the proceeds of bank borrowings, and equity issuance.

In 2012, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machinery and adding manufacturing equipment in our new facility, which is adjacent to our existing facility. With two new copper anode smelters added in June 2012, we currently have four smelting facilities, which can produce a total of 135,000 tons of refined copper products per year, up from 85,000 tons of capacity per year. With our current capacity of wire production lines, we can produce 7,500 tons of CCA wire and 20,000-25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm. For the 2012 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

For the six months ended June 30, 2012, we sold 22,163 tons of CCA and copper wire, 16,763 tons of copper anode and 4,682 tons of copper rod. In the same period last year, we sold 15,941 tons of CCA and copper wire, 14,908 tons of copper anode and 0 tons of copper rod. As CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we do not have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire). CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of June 30,
	2012	2011
CCA Wire and Copper Wire	$13,365,400	$10,692,744
Copper Anode	12,690,548	13,118,771
Copper Rod	4,983,886	—
Total	$31,039,834	$23,811,515

Off-balance sheet arrangements

As of June 30, 2012 and December 31, 2011, we had no off balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Substantially all of our revenues and expenditures are denominated in Renminbi. As a result, fluctuations in the exchange rate between the U.S. dollars and Renminbi will affect our financial results in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. The Renminbi’s exchange rate with the U.S. dollars and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The exchange rate for conversion of Renminbi into foreign currencies is heavily influenced by intervention in the foreign exchange market by the People’s Bank of China. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately 8.3 Renminbi per U.S. dollars. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollars. However, the Renminbi is restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollars, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the Renminbi exchange rate. Nevertheless, under China’s current exchange rate regime, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollars in the medium to long term. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi against the U.S. dollars.

Any devaluation of the Renminbi against the U.S. dollars would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of June 30, 2012 and December 31, 2011, we have cash denominated in Renminbi amounting to RMB792 million ($125 million) and RMB665 million ($106 million), respectively. Also, from time to time we may have U.S. dollars denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized foreign currency translation adjustments of approximately $(1.2) million and $(1.0) million for the three and six months ended June 30, 2012, respectively.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIHUA INTERNATIONAL, INC.

August 9, 2012	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2012	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)

