Form 10-Q
period 2012-09-30
LIHUA INTERNATIONAL INC.
filed 2012-11-09
CIK 1399521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes   ☐     No   ☒

There were 30,084,883 shares of the Registrant’s Common Stock issued and outstanding on November 9, 2012.

TABLE OF CONTENTS

Lihua International, Inc.

ii

PART 1 — FINANCIAL INFORMATION

Item 1.         UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,485,201	$105,637,627
Accounts receivable, net	42,380,509	31,082,460
Prepayments for raw material purchases	16,896,047	21,882,977
Other receivables, deposits and prepayments	1,050,111	1,882,864
Prepaid land use right – current portion	402,472	405,034
Deferred income tax assets	24,540	200,588
Inventories	22,163,524	15,502,246
Total current assets	213,402,404	176,593,796
OTHER ASSETS
Property, plant and equipment, net	47,086,905	20,565,875
Construction in progress	-	18,794,910
Deposits for plant and equipment	-	3,428,082
Prepaid land use right – long-term portion	18,484,925	18,906,280
Intangible assets	-	170
Total non-current assets	65,571,830	61,695,317
Total assets	$278,974,234	$238,289,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$7,185,703	$6,066,261
Other payables and accruals	4,917,883	6,370,833
Income taxes payable	5,893,096	4,607,533
Dividend payable	-	992,846
Warrant liabilities	253,000	615,000
Total current liabilities	18,249,682	18,652,473
Total liabilities	18,249,682	18,652,473

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,084,883 shares issued and 29,820,836 shares outstanding as of September 30, 2012 (December 31, 2011: 30,036,481 shares issued and 29,772,434 shares outstanding)	3,008	3,003
Additional paid-in capital	79,189,141	78,564,128
Treasury stock, at cost, 264,047 shares as of September 30, 2012 and December 31, 2011	(2,126,597)	(2,126,597)
Statutory reserves	13,362,964	10,418,476
Retained earnings	155,573,315	116,369,487
Accumulated other comprehensive income	14,722,721	16,408,143
Total stockholders' equity	260,724,552	219,636,640
Total liabilities and stockholders' equity	$278,974,234	$238,289,113

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

NET REVENUE	$238,793,030	$155,570,657	$598,887,183	$459,514,280
Cost of sales	(213,536,628)	(136,113,727)	(534,284,755)	(403,501,814)

GROSS PROFIT	25,256,402	19,456,930	64,602,428	56,012,466

Selling expenses	(741,135)	(633,584)	(2,168,129)	(1,824,986)
General and administrative expenses	(2,059,027)	(1,498,306)	(5,991,326)	(4,410,680)

Income from operations	22,456,240	17,325,040	56,442,973	49,776,800

Other income (expenses):
Interest income	138,081	135,276	418,235	405,322
Interest expenses	-	(38,694)	-	(109,174)
Exchange expenses	40,686	(104,397)	128,362	(104,397)
Gain on extinguishment of warrant liabilities	-	-	73,291	87,255
Change in fair value of warrants	451,000	629,000	(23,000)	3,183,252
Other income (expense)	(538)	670	94,241	100,500
Total other income (expenses), net	629,229	621,855	691,129	3,562,758

Income before income taxes	23,085,469	17,946,895	57,134,102	53,339,558
Provision for income taxes	(5,858,831)	(4,418,812)	(14,985,786)	(12,933,413)

NET INCOME	$17,226,638	$13,528,083	$42,148,316	$40,406,145

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	(683,771)	3,648,643	(1,685,422)	7,657,655

COMPREHENSIVE INCOME	$16,542,867	$17,176,726	40,462,894	48,063,800

Net income per share
Basic	$0.58	$0.45	$1.41	$1.35
Diluted	$0.58	$0.45	$1.41	$1.34

Weighted average number of shares outstanding
Basic	29,820,836	29,768,403	29,814,300	29,833,041
Diluted	29,891,994	29,976,702	29,996,507	30,124,791

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

	Common Stock Outstanding		Additional				Accumulated Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total
At January 1, 2012	29,772,434	$3,003	$78,564,128	$10,418,476	$(2,126,597)	$116,369,487	$16,408,143	$219,636,640

Net income	-	-	-	-	-	42,148,316	-	42,148,316
Foreign currency translation adjustment	-	-	-	-	-	-	(1,685,422)	(1,685,422)
Exercise of warrants	48,402	5	311,704	-	-	-	-	311,709
Share-based payments to employees and directors	-	-	313,309	-	-	-	-	313,309
Appropriation of statutory reserves	-	-	-	2,944,488	-	(2,944,488)	-	-

At September 30, 2012 (Unaudited)	29,820,836	$3,008	$79,189,141	$13,362,964	$(2,126,597)	$155,573,315	$14,722,721	$260,724,552

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,148,316	$40,406,145
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,374,465	1,583,729
Share-based compensation	313,309	379,278
Gain on extinguishment of warrant liabilities	(73,291)	(87,255)
Change in fair value of warrants	23,000	(3,183,252)
Deferred income tax benefits	175,444	79,515
(Increase) decrease in assets:
Accounts receivable	(11,538,283)	8,490,664
Bills receivable	-	538,761
Prepayments for raw material purchases	4,866,964	(24,627,478)
Other receivables, deposits and prepayments	823,965	(438,156)
Inventories	(6,784,994)	(2,335,047)
Increase (decrease) in liabilities:
Accounts payable	1,162,203	2,181,287
Other payables and accruals	224,537	(900,961)
Income taxes payable	1,319,696	(659,145)
Net cash provided by operating activities	35,035,331	21,428,085

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,357,375)	(795,554)
Addition to construction in progress	(5,942,533)	(13,133,784)
Net cash used in investing activities	(8,299,908)	(13,929,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	-	(2,126,597)
Proceeds from exercise of warrants	-	1,898,049
Dividend paid	(992,846)	-
Net cash used in financing activities	(992,846)	(228,548)

Foreign currency translation adjustment	(895,003)	4,075,010
INCREASE IN CASH AND CASH EQUIVALENTS	24,847,574	11,345,209
CASH AND CASH EQUIVALENTS, at the beginning of the period	105,637,627	90,609,340
CASH AND CASH EQUIVALENTS, at the end of the period	$130,485,201	$101,954,549

MAJOR NON-CASH TRANSACTIONS:
Share-based compensation to employees and directors	$313,309	$379,278
Issuance of common stock to settle warrant liabilities	$311,709	$4,895,934
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$109,174
Cash paid for income taxes	$13,490,647	$13,394,574

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

As of September 30, 2012, details of the subsidiaries of the Company are as follows:

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Accounts receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company does not accrue interest on its accounts receivable.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company’s warrants have been classified as derivatives in accordance with the guidance provided in FASB ASC 815-40-15-7I, because they are denominated in U.S. dollars, which is different from the Company’s functional currency (Renminbi).The Company accounted for the exercise of these warrants as extinguishment of debts in accordance with ASC 815-10-40-1, “Derivatives and Hedges – Derecognition” and ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”.

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

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expenses. For the nine months ended September 30, 2012 and 2011, research and development costs were $1,355,119 and $148,665, respectively. For the three months ended September 30, 2012 and 2011, research and development costs were $619,039 and $49,172, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expenses was $856 and $17,036 for the nine months ended September 30, 2012 and 2011, and nil and $3,277 for the three months ended September 30, 2012 and 2011, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the nine months ended September 30, 2012 and 2011 were $1,737,112 and $1,503,913, and for the three months ended September 30, 2012 and 2011 were $584,627 and $513,899, respectively.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency

The Company has its local currency, Renminbi (“RMB”), as its functional currency.  The Company’s subsidiaries maintain their books and records in their functional currency, RMB.  The consolidated financial statements of the Company are translated from RMB into United States dollars (“U.S. Dollars” or “US$” or “$”). Accordingly, assets and liabilities are translated from RMB into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet dates.  Items on the statements of income and cash flows are translated at the average exchange rates during the reporting periods. Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s condensed financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2012	December 31,2011
Balance sheet items, except for equity accounts	US$1=RMB 6.3410	US$1=RMB 6.3009

	Three months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3344	US$1=RMB 6.4176

	Nine months ended September 30,
	2012	2011
Items in the statements of income and cash flows	US$1=RMB 6.3170	US$1=RMB 6.4975

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

Recent accounting pronouncements

In July 2012, the FASB issued 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statement.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2012 to September 30, 2012 are summarized as follows:

Warrant liability (Level 2)
Balance at January 1, 2012	$615,000
Change in fair value included in earnings	23,000
Exercise of warrants	(385,000)
Balance at September 30, 2012	$253,000

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 3         FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

The Company estimates the fair value of its warrants as of September 30, 2012 using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2012	December 31, 2011
Series A and B Warrants
Market price of common stock:	$3.56	$4.76
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	1.08	1.83
Dividend yield:	-	–
Expected volatility:	60.52%	39.58%
Risk-free interest rate:	0.16%	0.22%
Fair value – Series A and B Warrants	$229,000	$586,000
Underwriter Warrants
Market price of common stock:	$3.56	$4.76
Exercise price:	$4.80	$4.80
Remaining contractual life (years):	1.93	2.68
Dividend yield:	-	–
Expected volatility:	60.63%	36.39%
Risk-free interest rate:	0.22%	0.32%
Fair value – Underwriter Warrants	$24,000	$29,000
Fair value – Total	$253,000	$615,000

During the nine months ended September 30, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $73,291 was recognized.  For details, please refer to the following table.

Exercise date:	February 7, 2012
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.50
Remaining contractual life (years):	1.73
Dividend yield:	-
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30,	December 31,
	2012	2011

Accounts receivable	$42,380,509	$31,082,460
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$42,380,509	$31,082,460

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of September 30, 2012 and December 31, 2011, such prepayments were $16,896,047 and $21,882,997, respectively.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	September 30,	December 31,
	2012	2011
Prepaid research and development costs	$506,784	$1,154,704
Prepaid insurance	378,000	123,250
Other receivables	86,475	24,675
Utility deposits	78,852	79,354
Recoverable input VAT	-	467,858
Other prepayments	-	33,023
Less: Allowance for valuation and doubtful debts	-	-

	$1,050,111	$1,882,864

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts varies from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of September 30, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2012 and 2011, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	September 30,	December 31,
	2012	2011
Raw materials	$12,585,392	$9,371,850
Work in progress	814,952	556,816
CCA and copper wire	4,818,748	2,925,769
Copper rod and anode	3,944,432	2,647,811

	$22,163,524	$15,502,246

NOTE 8	INTANGIBLE ASSETS

	September 30,	December 31
	2012	2011
Computer software, cost	$11,613	$11,688
Less: Accumulated amortization	(11,613)	(11,518)

	$-	$170

Amortization expense for the nine months ended September 30, 2012 and 2011 was $170 and $2,711, respectively. Amortization expense for the three months ended September 30, 2012 and 2011 was nil and $875, respectively.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments made to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights were $302,940 and $294,524 for the nine months ended September 30, 2012 and 2011, respectively, and $100,673 and $99,483 for the three months ended September 30, 2012 and 2011, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $402,472 per annum.

As of September 30, 2012, prepaid land use rights included RMB 32,399,100 ($5,109,462) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which is used for expansion of its manufacturing facilities. As of September 30, 2012, RMB 2,399,100 ($378,347) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,122,468 to the local authority, the Company also paid $5,721,627 primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB 2,399,910 ($378,347). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu in 2013. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

Based upon the local government practice, as well as the Company’s prior experience obtaining land use rights after going through the same process, management believes that the risk of losing the already allocated land use right is extremely low. In the unlikely event that the local government is unable to issue the physical land use right certificate for the remaining 80 mu of land, management believes the Company would have the right to receive a refund of the payment it made to the local government with respect to the land use right and, request to receive additional monies from the local government for construction costs incurred to date on the land.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2012	2011
Cost:
Buildings	$33,981,353	$11,399,913
Office equipment	381,794	383,797
Motor vehicles	689,923	688,283
Machinery	21,553,204	15,597,187

Total cost	56,606,274	28,069,180
Less: Accumulated depreciation	(9,519,369)	(7,503,305)

Net book value	$47,086,905	$20,565,875

Depreciation expense was $2,071,355 and $1,286,494 for the nine months ended September 30, 2012 and 2011, respectively, and $935,252 and $193,722 for the three months ended September 30, 2012 and 2011, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	September 30,	December 31,
	2012	2011
Construction of equipment	$-	$2,100,659
Construction of buildings	-	16,694,251

	$-	$18,794,910

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	September 30,	December 31,
	2012	2011
Accrued staff costs	$570,044	$667,969
Other taxes payable	1,222,606	1,450,360
Construction cost payable	1,950,747	3,598,053
Advance from an unrelated party	500,000
Other payables	674,486	654,451

	$4,917,883	$6,370,833

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 13     COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock, which would have been exercisable in cash for $3.50 per share.

Warrants issued and outstanding at September 30, 2012, and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2012	408,956	$3.59	1.89	408,956	$3.59	1.89
Granted/Vested	-
Forfeited	-
Exercised	(125,000)	3.50
Balance, September 30, 2012	283,956	$3.63	1.17	283,956	$3.63	1.17

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $313,309 and $98,834 for the nine and three months ended September 30, 2012, respectively.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 14     SHARE-BASED COMPENSATION – CONTINUED

Options issued and outstanding at September 30, 2012 and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at December 31, 2011	715,000	$5.16	$213,300	9.43
Granted	60,000	5.63		10.00
Exercised	-
Expired	-
Forfeited	-
Outstanding at September 30, 2012	775,000	$5.19	$40,800	8.75
Exercisable at September 30, 2012	205,000	$6.87	$40,800	7.75

(1)	The intrinsic value of the stock options at September 30, 2012 and December 31, 2011 is the amount by which the market value of the Company’s common stock of $3.56 and $4.76, as of September 30, 2012 and December 31, 2011, respectively, exceeds the exercise price of the option.

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, statutory reserve activity is as follows:

Balance – December 31, 2011	$10,418,476
Addition to statutory reserves	2,944,488
Balance –September 30, 2012	$13,362,964

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 16	OTHER INCOME (EXPENSE)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Government subsidies	$-	$-	$95,128	$99,830
Other	(538)	670	(887)	670

	$(538)	$670	$94,241	$100,500

NOTE 17	INCOME TAXES

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

The New Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2012. Total undistributed earnings of these PRC subsidiaries at September 30, 2012 was RMB1,199,223,491 ($189,122,140).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
PRC income tax:
Current	$5,863,804	$4,363,916	$14,997,311	$12,907,872
Deferred	(4,973)	54,896	(11,525)	25,541

	$5,858,831	$4,418,812	$14,985,786	$12,933,413

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 17	INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Pre-tax income	$23,085,469	$17,946,895	$57,134,102	$53,339,558
United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	7,849,060	6,101,943	19,425,595	18,135,450
Reconciling items:
Loss not recognized as deferred tax assets	237,951	140,242	838,138	566,151
Change in fair value of warrants	(153,340)	(189,455)	(17,099)	(1,087,568)
Rate differential for PRC earnings	(2,103,517)	(1,593,293)	(5,370,521)	(4,649,092)
Other	28,677	(40,625)	109,673	(31,528)
Effective tax expense	$5,858,831	$4,418,812	$14,985,786	$12,933,413

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	September 30,	December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carry forward	$4,469,232	$3,631,132
Unrealized intercompany profit in inventory	24,540	13,142
Accrued R&D expenses	-	187,446
Less: Valuation allowance	(4,469,232)	(3,631,132)

	$24,540	$200,588

As of September 30, 2012 and December 31, 2011, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carry forwards of $13,144,800 and $10,679,801, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of September 30, 2012 and December 31, 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of September 30, 2012 and December 31, 2011.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 18	EARNINGS PER SHARE

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Income available to common shareholders:
- Basic and diluted	$17,226,638	$13,528,083	$42,148,316	$40,406,145
Weighted average number of shares:
- Basic	29,820,836	29,768,403	29,814,300	29,833,041
- Effect of dilutive warrants and options	71,158	208,299	182,207	291,750
- Diluted	29,891,994	29,976,702	29,996,507	30,124,791

Net income per share
- Basic	$0.58	$0.45	$1.41	$1.35
- Diluted	$0.58	$0.45	$1.41	$1.34

NOTE 19	RELATED PARTY TRANSACTIONS

1.	Sales

For the nine months ended September 30, 2012 and 2011, sales included nil and $620,295, respectively that were made to Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, the Company’s COO and one of the Company’s directors.

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

On January 9 and March 15, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $1 million and $0.6 million, respectively, under the Note, of which RMB 6.3 million and RMB 3.8 million were repaid on January 9 and March 31, 2012, respectively, in RMB, at the average rate of 6.3126 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

LIHUA INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 19	RELATED PARTY TRANSACTIONS – CONTINUED

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $0.5 million and $0.9 million, respectively, under the Note, of which RMB 3.15 million and RMB 5.65 million were repaid, respectively, in RMB, at the average rate of 6.2916 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of September 30, 2012, there was no outstanding loan under the Note.

NOTE 20 CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2012 and December 31, 2011, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2012 and 2011, all of the Company’s sales were generated in the PRC.  In addition, all accounts receivable as of September 30, 2012 and December 31, 2011 were due from customers located in the PRC.

Two customers accounted for 29.4% and 12.5% of the Company’s revenue for the nine months ended September 30, 2012, respectively, and three customers accounted for 24.9%, 12.2% and 10.4% of the Company’s revenue for the nine months ended September 30, 2011, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2012 or 2011.

Two customers accounted for 34.7% and 14.7% of the Company’s revenue for the three months ended September 30, 2012, respectively, and one customer accounted for 34.1% of the Company’s revenue for the three months ended September 30, 2011. There was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2012 or 2011.

Two customers accounted for 45.3% and 11.6% of total accounts receivable of the Company as of September 30, 2012, respectively, and one customer accounted for 33.6% of total accounts receivable of the Company as of December 31, 2011. There was no other single customer who accounted for 10% or more of the Company’s accounts receivable as of September 30, 2012 and December 31, 2011.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NOTE 21	COMMITMENTS AND CONTINGENCIES

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehousing facilities with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2012 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2012	$14,666
- fiscal year ending December 31, 2013	61,189
- fiscal year ending December 31, 2014 and thereafter	20,817

Total	$96,672

Capital commitments  – contracted but not provided for

	September 30,	December 31,
	2012	2011

Acquisition or construction of buildings - within one year	$31,541	$2,982,114
Purchase of machinery - within one year	1,387,794	1,872,748

	$1,419,335	$4,854,862

Other commitments

During 2011, the Company signal various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3 million. As of September 30, 2012, the Company has paid $2.2 million. The Company expects to pay the remaining $0.8 million within one year.

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

The Company’s major product categories are: (1) wire manufacturing, consisting of (a) CCA fine and superfine wire, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgic ally bonded to a solid aluminum core, and (b) copper fine and superfine wire, manufactured from recycled copper rod; (2) refined copper rod; and (3) refined copper anode, the latter two of which are fire refined from scrap copper.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net revenue from unaffiliated customers:
Copper and CCA wire	$101,242,664	$77,187,671	$291,287,470	$241,612,636
Copper anode	118,235,921	78,382,986	251,407,291	217,901,644
Refined copper rod	19,314,445	-	56,192,422	-
	$238,793,030	$155,570,657	$598,887,183	$459,514,280

Gross profit:
Copper and CCA wire	$12,791,911	$12,102,105	$36,137,661	$36,912,420
Copper anode	11,425,027	7,354,825	25,566,787	19,100,046
Refined copper rod	1,039,464	-	2,897,980	-
	$25,256,402	$19,456,930	$64,602,428	$56,012,466

Item .2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and CCA wire. Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently 63% of the copper rod volume we produce is used internally as a raw material for copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper. The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods). We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire. We believe this recycled copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper. We added a second 25,000 ton per annum capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and has a wide range of potential end market uses. In October 2011, we completed capacity efficiency improvements to our two smelters and increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In June 2012, we started production of copper anode from two new smelters, which were constructed on our 30-acre new plant site. The two new anode smelters each have production capacities of 25,000 tons per annum. As of September 30, 2012, our scrap copper refinery capacity was approximately 135,000 tons per annum.

Currently, we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire. In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin. The value added nature of our CCA superfine wire products lies in our ability to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire, based upon our proprietary technology. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.

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

We believe that we are well positioned to continue to capture further market share in the copper and copper replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $161.5 million, $370.5 million and $637.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. We achieved net income of $13.7 million, $38.5 million and $53.1 million for the years ended December 31, 2009, 2010 and 2011, respectively. In 2009, we had a non-cash charge of $11.9 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible preferred stock in October 2008. Excluding the impact of this non-cash charge, net income for 2009 was $25.6 million, up 118.7%. In 2010, we had a $0.2 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $1.4 million, which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash charges, net income for 2010 was $39.7 million, up 55.1% from 2009. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash gain of $3.1 million, which resulted from the change in fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2011 was $50.0 million, up 25.8% from 2010. For the three months ended September 30, 2012 and 2011, no warrant liabilities were extinguished. For the three months ended September 30, 2012 and 2011, we recognized a non-cash gain of $0.5 million and $0.6 million, respectively, from the change of fair value of warrants. Excluding the impact of these non-cash items, net income for the three months ended September 30, 2012 was $16.8 million, up 29.9% from the same period last year. For the nine months ended September 30, 2012 and 2011, we recognized $0.07 million and $0.09 million, respectively, non-cash gain on extinguishment of warrant liabilities. For nine months ended September 30, 2012 and 2011, we recognized a non-cash loss of $0.02 million and a gain of $3.18 million, respectively, from the change in fair value of the warrants. Excluding the impact of these non-cash items, net income for the nine months ended September 30, 2012 was $42.1 million, up 13.4% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products. Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities, one of which is allocated to copper rod and the other three to copper anode production. Two of the copper anode smelters were newly constructed in 2012 and commenced production in June 2012. The copper anode smelters have a total annual production capacity of 85,000 tons and the copper rod smelter has a production capacity of 50,000 tons per annum. During the three months ended September 30, 2012 we sold 15,431 tons of copper anode, 12,050 tons of CCA and copper wire products, and 2,490 tons of copper rod. As of September 30, 2012, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 7,500 tons per annum of superfine CCA wire and approximately 20,000-25,000 tons per annum of superfine copper wire, with a diameter range of 0.03mm to 1.60mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, with a diameter range of 1.65mm to 1.75mm. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China. We expanded our copper wire production capacity in the first half of 2010, at which time we added six new wire copper drawing production lines, expanding copper wire production capacity from 18,000 tons per annum to 20,000 – 25,000 ton per annum depending on the thickness of the copper wire we produced. As noted above, in October 2011, we completed capacity efficiency improvements to our copper anode and copper rod smelters and had increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. We started construction on a new plant, adjacent to the current plant, in November 2010, where we initially planned to add two new copper anode smelters with an annual capacity of 25,000 tons each. The construction of the two new anode smelters was completed and production began in June 2012. We have constructed more facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the entire new plant site in 2013.

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

Cost of sales

Our cost of sales primarily consist of direct material costs, and, to a lesser extent, direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, was $253,000 as of September 30, 2012 and the Company recognized a $23,000 charge, which is a non-cash charge from the change in fair value of these warrants for the nine months ended September 30, 2012. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price. All of the Series A Warrants have been exercised and none remain outstanding.

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

 The PRC’s New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2012, and no dividends were distributed in the years ended December 31, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2012.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011

Sales

Our business for the three months ended September 30, 2012 continued to demonstrate growth. Net sales increased by 53.5% from $155.6 million in the three months ended September 30, 2011 to $238.8 million in the three months ended September 30, 2012. This growth in sales was primarily driven by: i) strong market demand for our products, resulting in increased production volume; and ii) the addition of copper anode and copper rod sales as a result of the smelter production capacity increase that we completed in June 2012 for copper anode and in October 2011 for copper rod. The increase in sales revenue was, however, negatively impacted by the reduction of copper prices during the third quarter of 2012 relative to the same period last year. However, robust sales volume led to an overall increase in sales for the third quarter of 2012.

The overall sales volume increase of 82.6% for the three months ended September 30, 2012 over the same period last year is the result of additional production and sales of all of our products. Sales volume of CCA and copper wire in the third quarter of 2012 increased 50.6% from the same period last year as a result of additional production quantity, as well as additional production and sales of the thicker fine copper wire, which was semi-processed from copper rod, as a result of increased copper rod smelting capacity. The sales volume growth of 86.1% of copper anode in the third quarter of 2012 compared to the same period in 2011 was primarily due to increased copper anode production capacity as a result of the addition of two new copper anode smelters which started production in June 2012. As a result of capacity increase in October 2011, we started sales of copper rod to outside customers in fourth quarter of 2011, which to contributed the sales increase of copper rod in the third quarter of 2012 compared to nil in the same period of 2011.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

The table below sets forth more details regarding the product sales breakdown by specific category.

	Three months ended September 30,
	2012			2011
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$101,242,664	12,050	$8,402	$77,187,671	7,999	$9,650
Copper anode	118,235,921	15,431	7,662	78,382,986	8,392	9,340
Copper rod	19,314,445	2,441	7,913	-	-	-
Total	$238,793,030	29,922	$7,981	$155,570,657	16,391	$9,491

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended September 30, 2012 and 2011:

	Three Months ended September 30,
	2012		2011
		% of		% of
	Cost of Sales	Sales*	Cost of Sales	Sales*
CCA and copper wire	$88,450,753	87.4%	$65,085,566	84.3%
Copper anode	106,810,894	90.3%	71,028,161	90.6%
Copper rod	18,274,981	94.6%	–	–%
Total	$213,536,628	89.4%	$136,113,727	87.5%

	Three Months ended September 30,
	2012		2011
		% of		% of
	Gross Profit	Sales*	Gross Profit	Sales*
CCA and copper wire	$12,791,911	12.6%	$12,102,105	15.7%
Copper anode	11,425,027	9.7%	7,354,825	9.4%
Copper rod	1,039,464	5.4%	–	–%
Total	$25,256,402	10.6%	$19,456,930	12.5%

* Percentage of sales of respective product category

Total cost of sales for the three months ended September 30, 2012 was $213.5 million, reflecting an increase of 56.9% from the same period last year. As a percentage of total sales, our cost of sales increased to 89.4% of total sales for the three months ended September 30, 2012, compared to 87.5% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 10.6% in the three months ended September 30, 2012 from 12.5% for the same period last year, principally due to the additional production and sales of lower margin products including copper anode, copper rode, and fine copper wire.

Gross profit for the three months ended September 30, 2012 was $25.3 million, up 29.8% from gross profit of $19.5 million for the same period in 2011.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,				Change in three months ended September 30, 2012 compared to three months ended September 30, 2011
	2012		2011
	US$	% of Sales	US$	% of Sales	%
Gross profit	$25,256,402	10.58%	$19,456,930	12.51%	29.8%
Operating Expenses:
Selling expenses	(741,135)	(0.31)%	(633,584)	(0.41)%	17.0%
General & administrative expenses	(2,059,027)	(0.86)%	(1,498,306)	(0.96)%	37.4%
Total operating expense	(2,800,162)	(1.17)%	(2,131,890)	(1.37)%	31.3%
Income from operations	22,456,240	9.40%	$17,325,040	11.14%	29.6%

Total selling, general and administrative expenses were approximately $2.8 million for the three months ended September 30, 2012, an increase of 31.3% compared to approximately $2.1 million for the same period last year.

Selling expenses were approximately $741,000 for the three months ended September 30, 2012, an increase of approximately 17.0% compared to the same period last year. The increase was attributable to:

• Increased costs related to product distribution and insurance as a result of expanded business volume; and

• Increased shipping and handling costs as a result of business growth during the period.

Included in selling expenses were shipping and handling costs of approximately $585,000 and $514,000 for the three months ended September 30, 2012 and 2011, respectively, representing an increase of 13.8%, while tons of products sold by us increased 82.6%. Depending on customer requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers. The lesser percentage increase in shipping and handling costs compared to the percentage increase in tons of products sold during the quarter ended September 30, 2012 is attributable to fewer customers requesting us to bear these costs compared with the same period last year.

General and administrative expenses were approximately $2.1 million for the three months ended September 30, 2012, an increase of 37.4% compared to the same period last year. The primary factor that caused this increase was the increase in research and development expenses of $569,867 incurred on new technology and product research and development.

Interest Expense

Interest expense was nil for the three months ended September 30, 2012, compared to $39,000 for the same period last year. During the quarter ended September 30, 2012, the Company did not incur any bank borrowings.

 Income Tax

For the three months ended September 30, 2012, income tax expense was $5.9 million, reflecting an effective tax rate of 25.4%. The effective tax rate for the same period in 2011 was 24.6%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 25.1% and 24.9% for the three months ended September 30, 2012 and 2011, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended September 30, 2012 was $17.2 million, or 7.2% of net revenue, compared to $13.5 million, or 8.7% of net revenue, up 27.3% from the same period in 2011.

Foreign Currency Translation Gains And Losses

During the three months ended September 30, 2012, the RMB declined against the U.S. dollar, and we recognized a foreign currency translation loss of $0.7 million. During the three months ended September 30, 2011, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $3.6 million. RMB at September 30, 2012 declined against the U.S. dollar by less than 0.25% when compared to June 30, 2012. RMB at September 30, 2011 appreciated against the US dollar by about 1.8% when compared to June 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2011

Sales

Our business for the nine months ended September 30, 2012 continued to demonstrate growth. Net sales increased by 30.3% from $459.5 million in the nine months ended September 30, 2011 to $598.9 million in the nine months ended September 30, 2012. This growth in sales was primarily driven by: i) strong market demand for our products, resulting in increased production volume; ii) the addition of copper rod sales as a result of the copper rod smelter production capacity increase that we completed in October 2011; iii) tbe addition of copper anode sales as a result of the addition of two copper anode smelters completed in June 2012. Sales growth was, however, negatively impacted by the reduction of copper prices during the first nine months of 2012 relative to the same period last year. However, robust sales volume led to an overall increase in sales for the first nine months of 2012.

The overall sales volume increase of 55.7% for the nine months ended September 30, 2012 over the same period last year is the result of additional production and sales of all of our products. Sales volume of CCA and copper wire in the first nine months of 2012 increased 42.9% from the same period last year as a result of additional production quantity, as well as additional production and sales of the thicker fine copper wire, which was semi-processed from copper rod, as a result of increased copper rod smelting capacity. The sales volume growth of 38.2% of copper anode in first nine months of 2012 compared to the same period in 2011 was primarily due to increased copper anode production capacity as a result of the addition of two new copper anode smelters, which started production in June 2012. As a result of capacity increase in October 2011, we started sales of copper rod to outside customers in fourth quarter of 2011, which contributed to the sales increase of copper rod in the first nine months of 2012 compared to nil in the same period of 2011.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

Please see the table below for more details regarding the product sales breakdown by specific category.

	Nine months ended September 30, 2012,
	2012			2011
	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$291,287,470	34,213	$8,514	$241,612,636	23,940	$10,092
Copper anode	251,407,291	32,194	7,809	217,901,644	23,300	9,352
Copper rod	56,192,422	7,123	7,889	-	-	-
Total	$598,887,183	73,530	$8,145	$459,514,280	47,240	$9,727

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012		2011
		% of		% of
	Cost of Sales	Sales*	Cost of Sales	Sales*
CCA and copper wire	$255,149,809	87.6%	$204,700,216	84.7%
Copper anode	225,840,504	89.8%	198,801,598	91.2%
Copper rod	53,294,442	94.8%	-	-%
Total	$534,284,755	89.2%	$403,501,814	87.8%

	Nine months ended September 30,
	2012		2011
		% of		% of
	Gross Profit	Sales*	Gross Profit	Sales*
CCA and copper wire	$36,137,661	12.4%	$36,912,420	15.3%
Copper anode	25,566,787	10.2%	19,100,046	8.8%
Copper rod	2,897,980	5.2%	-	-%
Total	$64,602,428	10.8%	$56,012,466	12.2%

* Percentage of sales of respective product category

Total cost of sales for the nine months ended September 30, 2012 was $534.3 million, reflecting an increase of 32.4% from the same period last year. As a percentage of total sales, our cost of sales increased to 89.2% of total sales for the nine months ended September 30, 2012, compared to 87.8% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 10.8% in the nine months ended September 30, 2012 from 12.2% for the same period last year, principally due to the additional production and sales of lower margin products including copper anode, copper rode, and fine copper wire.

Gross profit for the nine months ended September 30, 2012 was $64.6 million, up 15.3% from gross profit of $56.0 million for the same period in 2011.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,				Change in nine months ended September 30, 2012 compared to nine months ended September 30, 2011
	2012		2011
	US$	% of Sales	US$	% of Sales	%
Gross profit	$64,602,428	10.79%	$56,012,466	12.19%	15.3%
Operating Expenses:
Selling expenses	(2,168,129)	(0.36)%	(1,824,986)	(0.40)%	18.8%
General & administrative expenses	(5,991,326)	(1.00)%	(4,410,680)	(0.96)%	35.8%
Total operating expense	(8,159,455)	(1.36)%	(6,235,666)	(1.36)%	30.9%
Income from operations	$56,442,973	9.43%	49,776,800	10.83%	13.4%

Total selling, general and administrative expenses were approximately $8.2 million for the nine months ended September 30, 2012, an increase of 30.9% compared to approximately $6.2 million for the same period last year.

Selling expenses were approximately $2.2 million for the nine months ended September 30, 2012, an increase of approximately 18.8% compared to the same period last year. The increase was attributable to:

● Increased costs related to product distribution and insurance as a result of expanded business volume; and

● Increased shipping and handling costs as a result of business growth during the period.

Included in selling expenses were shipping and handling costs of approximately $1.7 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively, representing an increase of 15.5%, while tons of products sold by us increased 55.7%. Depending on customer requests on a case-by-case basis, shipping and handling costs may either be borne by us or by our customers. The lesser percentage increase in shipping and handling costs compared to the percentage increase in tons of products sold during the nine months ended September 30, 2012 is attributable to fewer customers requesting us to bear these costs compared with the same period last year.

General & administrative expenses were approximately $6.0 million for the nine months ended September 30, 2012, an increase of 35.8% compared to the same period last year. The primary factor that caused this increase was the increase in research and development expenses of $1.2 incurred on new technology and product research and development.

Interest Expense

Interest expense was nil for the nine months ended September 30, 2012, compared to $109,000 for the same period last year. During the nine months ended September 30, 2012, the Company did not incur any bank borrowings.

Income Tax

For the nine months ended September 30, 2012, income tax expense was $15.0 million, reflecting an effective tax rate of 26.2%. The effective tax rate for the same period in 2011 was 24.2%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 25.2% and 25.0% for the nine months ended September 30, 2012 and 2011, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the nine months ended September 30, 2012 was $42.2 million, or 7.0% of net revenue, compared to $40.4 million, or 8.8% of net revenue, down 4.3% from the same period in 2011. The net income for the nine months ended September 30, 2012 was impacted by a $73,000 non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $23,000 as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the nine months ended September 30, 2012 was $42.1 million.

Foreign Currency Translation Gains And Losses

During the nine months ended September 30, 2012, the RMB declined against the U.S. dollar, and we recognized a foreign currency translation loss of $1.7 million. During the nine months ended September 30, 2011, the RMB rose against the U.S. dollar, and we recognized a foreign currency gain of $7.7 million. RMB at September 30, 2012 declined against the U.S. dollar by less than 0.64% when compared to January 1, 2012. RMB at September 30, 2011 appreciated against the US dollar by about 4.21% when compared to January 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

We have not transferred cash between our operating subsidiaries and the U.S. parent company. As of September 30, 2012, total cash held in Renminbi and U.S. dollars was RMB827.4 million (or $130.5 million based on the conversion rate of US$1 = RMB 6.3410 on the same date). We maintain cash in U.S. dollars in an offshore account in Hong Kong and the U.S., to pay for U.S. related expenses such as legal fees and external investor relation firm fees as a result of being a public company in the U.S. Currently we do not have any need to transfer cash between our operating subsidiaries.

As of September 30, 2012, we had approximately $130.5 million in cash, up $24.8 million from $105.6 million at December 31, 2011. The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(US$)
Net cash provided by operating activities	$35,035,331	$21,428,085
Net cash used in investing activities	(8,299,908)	(13,929,338)
Net cash used in financing activities	(992,846)	(228,548)
Effect of exchange rate on cash and cash equivalents	(895,003)	4,075,010
Cash and cash equivalents at beginning of period	105,637,627	90,609,340
Cash and cash equivalents at end of period	$130,485,201	$101,954,549

Operating activities

For the nine months ended September 30, 2012, cash provided by operating activities totaled $35.0 million compared to $21.4 million in the same period of 2011. This increase was primarily attributable to: i) $42.1 million net income; ii) a $4.9 million reduction in prepayments for raw material purchases, which resulted from an advance payment for the importation of our raw material from overseas; iii) a $1.2 million increase in account payable; iv) a $1.3 million increase in income taxes payable; offset by i) a $11.5 million increase in accounts receivable; and ii) a $6.8 million increase in inventory, resulting from the expansion of production capacity and revenue growth.

Investing activities

For the nine months ended September 30, 2012, we had a net cash outflow of $8.3 million for investing activities for the addition to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all of which was part of our planned expansion.

Financing activities

For the nine months ended September 30, 2012, we had a net cash outflow of $1.0 million from financing activities, as a result of the payment of two special dividend distributions approved by the Board of Directors.

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

On May 19, 2011, Magnify Wealth, an affiliated entity of Mr. Jianhua Zhu, agreed to loan us up to $4 million pursuant to the terms of a demand promissory note (the “Note ”) to partially fund our previously announced $15 million stock repurchase program to make open market purchases of our common stock. While our operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that we have encountered difficulty funding the repurchase program with US dollars from cash held by our PRC subsidiaries. We explored possible alternative arrangements for funding the repurchase program in US dollars with financial institutions, but our management determined that such alternatives would have been costly or otherwise not appropriate for us.

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

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $0.5 million and $0.9 million, respectively, under the Note, of which RMB 3.15 million and RMB 5.65 million were repaid, respectively, in RMB, at the average rate of 6.2916 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of September 30, 2012, there were no outstanding loans under the Note.

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

Accounts receivable

For the nine months ended September 30, 2012, we sold 34,213 tons of CCA and copper wire, 32,194 tons of copper anode and 7,123 tons of copper rod. In the same period last year, we sold 23,940 tons of CCA and copper wire, 23,300 tons of copper anode and nil tons of copper rod. As CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we do not have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire). CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of September 30,
	2012	2011
CCA Wire and Copper Wire	$13,539,353	$11,009,144
Copper Anode	24,100,673	14,672,906
Copper Rod	4,740,483	-
Total	$42,380,509	$25,682,050

Off-balance sheet arrangements

As of September 30, 2012 and December 31, 2011, we had no off balance sheet arrangements.

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

Any devaluation of the Renminbi against the U.S. dollars would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of September 30, 2012 and December 31, 2011, we have cash denominated in Renminbi amounting to RMB827.4 million ($130.5million) and RMB665 million ($106 million), respectively. Also, from time to time we may have U.S. dollars denominated borrowings. Accordingly, a decoupling of the Renminbi may affect our financial performance in the future.

We recognized foreign currency translation adjustments of approximately $(0.7) million and $(1.7) million for the three and nine months ended September 30, 2012, respectively.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2012 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIHUA INTERNATIONAL, INC.

November 9, 2012	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)

