Form 10-Q/A
period 2012-09-30
LIHUA INTERNATIONAL INC.
filed 2012-11-13
CIK 1399521

SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE: This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101. No other changes have been made to the Form 10-Q, as originally filed on November 9, 2012.

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

(1) Filed as an exhibit to the Form 10-Q for the quarterly period ended September 30, 2012, filed on November 9, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

November 13, 2012	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)