Form 10-K
period 2012-12-31
LIHUA INTERNATIONAL INC.
filed 2013-03-18
CIK 1399521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number:001-34445

LIHUA INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Lihua Holdings Limited
Houxiang Five-Star Industry District, Danyang City, Jiangsu Province, PRC	212312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(86) 511 86317399

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2012 was approximately $92,556,558.

The number of shares outstanding of the Registrant’s common stock as of March 13, 2013 was 29,820,836.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2012

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continue”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predict”, “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions. Uncertainties and other factors, including the risks outlined under Risk Factors contained in Item 1.A. of this Form 10-K, may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We sell copper anode primarily to a few large copper cathode producers in China. We sell our wire products directly to small and micro electronic motor manufacturers who in turn sell to the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Our track record and reputation for producing high quality products in large quantities has paved the way for expansion of our customer base. In the PRC, the market for copper products, is large and growing. As a result, there is strong demand for all of our products, and essentially all of our product sales are made to domestic customers in the PRC.

Prior to 2009, our business focused primarily on CCA. Our CCA business consists of acquiring CCA with a line diameter of 2.60 mm from our suppliers as a raw material, reducing the diameter of the CCA by drawing it and then annealing and coating it. Our final CCA product typically has diameters from 0.03 mm to 0.18 mm, depending on customer specifications.

In the first quarter of 2009, we began production of copper rod from recycled scrap copper. The copper rod we produce meets the national purity standard for pure copper cable and wire. In August 2010, we began production and sales of copper anode, another refined copper product produced from recycled scrap copper, and increased our refined copper smelting capacity to 50,000 tons per annum.  In October 2011, we completed capacity efficiency improvements to our two smelters and had increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In 2012, we focused on copper anode production capacity expansion and completed construction of two new copper anode smelters. In December 2012, we dismantled the oldest copper anode smelter as a result of consolidating and upgrading our production site. Our copper anode refinery capacity as of December 31, 2012 was temporarily reduced to approximately 50,000 – 60,000 tons per annum. In the first quarter of 2013, we completed construction of a third copper anode smelter and started construction of the fourth anode smelter in the copper anode factory on the new 30-acre plant site. The new copper anode smelters constructed in 2012 and 2013 each have an annual production capacity of 25,000 – 30,000 tons. With the addition of the third copper anode smelter in January 2013, our copper anode refinery capacity now totals 75,000 – 90,000 tons per annum. The fourth copper anode smelter which we began construction at the beginning of 2013 is expected to be completed and start production in the second quarter of 2013. Once complete, we expect to increase our total copper anode annual production capacity to 100,000 – 120,000 tons and our aggregate annual scrap copper refinery capacity to 150,000 – 170,000 tons. To the extent our downstream wire-drawing capacity allows, we process our copper rod into copper wire.  Until the first half of 2010, because our output of copper rod exceeded our capacity to process it into copper wire, we sold our excess copper rod to other wire manufacturers for further processing.  Starting in the third quarter of 2010, after we completed the wire drawing capacity expansion and reached 20,000 – 25,000 tons of annual drawing capacity for wires with diameters ranging from 0.03mm – 1.60mm, we started using our copper rod output exclusively for internal copper wire drawing. With the October 2011 copper rod capacity expansion to 50,000 tons per annum, in the fourth quarter of 2011, we began selling excess copper rod to the open market.

Because copper anode is the raw material for copper cathode, which is the fundamental building block for pure copper products, copper anode is an upstream product, and the end market for copper anode covers most of the copper consumption market in the PRC.  Our markets for our other three main products overlap to a degree, and are characterized by their breadth and depth, with a large number of current and potential customers for each product category. Our refined copper products, copper anode and copper rod, which are manufactured from recycled scrap copper, compete directly with the same products made from “virgin” (e.g. newly mined) copper. To date, our raw material costs for bulk scrap copper have been lower than prices for virgin copper, which we believe provides us with a pricing advantage in the market. Our copper anode customers are large domestic copper cathode manufacturers.  Most of our copper rod customers are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may undergo further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standard is tolerable (such as most household appliance, automotive, consumer electronics and telecommunications applications). The markets for each of our product lines are growing at a steady pace, due both to growing demand in the PRC for overall copper consumption and all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” copper competitive products.

We believe that we are well positioned to continue capturing further market share in the larger copper consumption market and the copper wire industry.  We generated sales of $853.8 million, $637.1 million and $370.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We achieved net income of $57.9 million, $53.1 million and $38.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. In 2012, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and non-cash charge of $0.1 million, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the warrant related non-cash gain, net income for 2012 was $58.0 million, up 16.0% from the same period last year of $50.0 million, which excluded net $3.1 million of non-cash charges related to changes in the fair value of warrants.

Currently, our ability to increase production and sales of our copper anode, copper rod, copper wire (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the capacity of the equipment we have installed to produce these products. Our refined copper products are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities with total annual scrap copper refining capacity of 125,000 – 140,000 tons. Three of the smelters are capable of producing a total of approximately 75,000 – 90,000 tons of copper anode per year. In October 2011, we completed efficiency improvements to the copper rod smelter and increased the copper rod production capacity to 50,000 tons per annum, after adding a vertical smelter on top of the original horizontal one. As of December 31, 2012, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wire, with a total capacity of 6,000 – 8,000 tons per annum of superfine CCA wire and 20,000 - 25,000 tons per annum of superfine copper wire, with a diameter range of 0.03mm to 1.60mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, that with diameter range of 1.65mm to 2.60mm. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in the PRC.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  In 2012, we completed construction of production and warehousing facilities on a new plant, adjacent to the current plant, and have added three copper anode smelters on site as of January 2013. We also began construction of a fourth anode smelter in January 2013, with an expected completion date in the second quarter of 2013. In addition, we have completed construction of all the production and warehouse facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the remainder of the new plant site by the end of 2013.

We continuously pursue technological innovations and improvements in our manufacturing processes. We have obtained two patents in the PRC. We have formed research and development (“R&D”) partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. We believe that our emphasis on technological innovations and production efficiency has contributed significantly to our leading industry position in the PRC and will continue to do so for the foreseeable future. Further, significant barriers to entry make it difficult for newcomers to successfully compete with our scrap copper refinery and superfine wire businesses. With respect to our scrap copper refinery business, our proprietary smelting process enhances scrap copper purity, and enables us to produce high purity refined copper products, which meet the industry standard for pure copper product.  With respect to CCA, during the process of drawing, annealing and coating CCA, it is challenging to maintain the integrity of copper and aluminum weight and volume distribution without breakage, especially for finer diameter wires. Our knowledge and experience in successfully generating high quality CCA fine and super fine wires put us at a significant advantage over would-be competitors. With respect to pure copper wire, our proprietary recycling technology offers us a unique ability to produce high quality pure copper wire from scrap copper. This enables us to have a lower raw material cost base compared to pure copper wire produced from “virgin” copper sourced from copper mines. Our experience and technology allow us to offer products that are, in most instances, more cost-effective to those that our potential competitors can produce. Because we are already an approved vendor for many of our customers and qualifying new vendors can be time-consuming, we believe we are further advantaged vis-à-vis potential competitors.

To minimize exposure to copper commodity risk, we seek to minimize our raw material inventory. In addition, we charge a fixed dollar processing fee for most of our products thus enabling us to pass most of the underlying raw material price exposure to our customers, and minimize our exposure to copper price fluctuation. We further confirm raw material purchase orders for scrap copper or CCA with suppliers only when the applicable sales order has been received. On the other hand, our principal CCA and scrap copper suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. We have built a network of reliable suppliers that deliver high quality raw materials, and accordingly, are not dependent upon any one supplier.

We believe that our experienced management team will continue to leverage our leading technologies and increase capacity to manufacture, produce, market and distribute cost-effective, high quality refined copper and superfine copper and CCA wire products. If worldwide demand for alternatives to pure copper grows as we anticipated, and we continue to innovate and improve our processes, we believe we will be well positioned to compete in the copper consumption and copper wire market on a global scale.

Our Strengths

We believe that the following strengths have contributed to our competitive position in China:

Leading market position and early-mover advantage.   We are one of the few scrap copper refineries in China that can produce high purity refined copper products with a purity level as high as 99.96%, which meets the national pure copper cable and wire standard.  We believe we were one of the first companies in China to produce CCA superfine wire on a commercial scale, and currently we are one of the leading CCA superfine wire producers in China, as measured by our current annual CCA superfine wire production capacity of 6,000 – 8,000 tons.

The early-mover advantage coupled with our reputation for high quality products have enabled us to establish a wide array of customer and supplier relationships and to expand our relationships with our existing customers. We believe we are well positioned to leverage our increasing production scale and to expand our customer base and product portfolio, to meet China’s growing demand for copper products.

Proprietary automated and efficient production facility that can be scaled to meet increased demand.   To cope with increased demand, we continue to expand our production facility organically: our CCA wire production capacity increased from 2,200 tons per annum in 2006 to 6,000 – 8,000 tons per annum as of December 31, 2012. In March 2009 we launched scrap copper refinery production and have since built refined copper production capacity to 125,000 – 140,000 tons per annum. In 2010, we increased pure copper superfine wire drawing capacity (for diameter range 0.03mm – 1.60mm) to 20,000 – 25,000 tons per annum.

Efficient proprietary production technology.   We continually pursue technological improvements to our manufacturing processes via our strategic partnerships with leading research institutes. We have obtained two patents related to our production technology and production processes. In addition, we have entered into technology cooperation agreements with research institutes to develop new products as well as new techniques and processes. Our research and development (“R&D”) efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. The combination of our trade secrets and our proprietary production technology enables us to use lower-cost recycled copper feedstock and to produce high quality copper alternative products.

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

For copper magnet wire, we obtained a National Industrial Production License in January 2009 and satisfied the UL standard in October 2008. According to a test report dated April 17, 2008 by China’s Machinery Industry Quality Supervision and Test Center For Electrical Material and Special Wire and Cable, a government inspection and testing agency, recycled copper rod produced by us satisfied the national standard for electrical copper wire, GB/T3952-1998. We believe these testing results demonstrate our commitment to producing high-quality products as well as provide us with a competitive advantage over certain domestic competitors in the event China implements stricter quality standards in the future.

Strong technology improvement and R&D capabilities.   Our technology improvement and R&D infrastructure includes a team of more than 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D. We have formed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. We absorb most of the technology related expenses in our production costs, and thus have only incurred R&D costs at very low levels in past years. We were granted two patents relating to our production process. We believe our knowledge and experience in R&D are the key reasons why we were able to become one of the earliest and leading manufacturers in China in both the CCA and high purity refined copper products. Our scrap copper refinery operation utilizes a proprietary smelting process, which enables us to smelt scrap copper into high purity copper rod product which meets the national industry standard for pure copper. As a result, we have been able to take advantage of this emerging market opportunity given the growth in China’s copper consumption.

Experienced management and operations teams with local market knowledge.   Our senior management team and key operating personnel have extensive management skills, relevant operating experience and industry knowledge. Mr. Zhu and Ms. Wang, our co-founders, Chairman & CEO and COO, have extensive experience managing and operating companies in the copper manufacturing industry. We believe our management team’s in-depth knowledge of the Chinese copper market will enable us to formulate sound expansion strategies and to take advantage of market opportunities.

Our Strategies

We will continue to strive to be a leading supplier of copper replacement products in the PRC, while maximizing shareholder value and pursuing a growth strategy that includes:

Developing market driven new products and processes.   We consistently pursue technological improvements to our manufacturing processes and new product development through our strong in-house technology development team. Our R&D efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. Our combination of trade secrets and proprietary production technology enables us to use lower-cost feedstock and to attain higher product quality. We have formed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. Through innovation and further production efficiencies, we believe our emphasis on R&D will enable us to maintain our position as a leading copper alternative and replacement product supplier in the PRC.

Reliable supplier network for low cost raw materials.   We maintain long-term supply relationships with several key suppliers. We believe many of our suppliers prefer to sell raw materials to us due to our track record for prompt payment as well as our ability to accept large quantities of raw materials. Our long-standing supplier relationships provide us with a competitive advantage in China, and we intend to broaden these relationships to parallel our efforts to increase the scale of our production facilities, thereby maintaining a diverse supplier network while leveraging our purchasing power to obtain favorable price and delivery terms. With the launch of the scrap copper refinery business, we have also established a scrap copper warehouse in one of the largest scrap metal markets in China. In anticipation for future scrap copper refinery capacity expansion, we obtained a scrap metal import license in 2011. However, we are not likely to ramp up direct scrap copper import volume until we are able to obtain trade letters of credits from banks with reasonable terms.

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

	Plant 1	Plant 2	Plant 3
Location	Danyang, Jiangsu	Danyang, Jiangsu	Danyang, Jiangsu

Began construction	March 1999	March 2008	November 2010

Began production	January 2006	March 2009	2 new copper anode smelters – June 2012; 3rd copper anode smelter – January 2013; 4th smelter under construction with expected completion in Q2:2013; completed construction of production factories and warehouses, with remaining site construction expected to be completed by end of 2013

Capacity as of December 31, 2012 (metric tons per year)	None. For new product test run only.	Copper rod – 50,000*	Copper anode – 50,000-60,000
Copper wire – 20,000–25,000 CCA superfine wire – 6,000-8,000
Site area (square meters)	11,000	66,000	125,000

* A 35,000 ton copper anode smelter in Plant 2 was dismantled in fourth quarter of 2012.

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

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2012.  All of our subsidiaries are owned directly by us.

Manufacturing Process

Copper recycling

Our copper recycling pre-treatment process involves manually or mechanically sorting, stripping, shredding and magnetically separating the scrap copper. The scrap copper is then compacted and then smelted and fire refined in a furnace. The furnace refining process commences with loading the furnace with the pre-treated metal, smelting it, and then refining and reducing it. Thereafter, the molten copper is continually belt cast and further treated, and the refined copper product is ultimately molded or shaped for further processing or sale.

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

Copper Anode

An anode is an electrode through which electric current flows into a polarized electrical device.   Copper anode is the raw material for the production of copper cathode, which is the fundamental building block of pure copper products.  The copper anode we produce is in a very heavy, dull looking copper pallet form.

In July of 2010, we completed the construction of a scrap copper smelter dedicated to the production of copper anode.  We started manufacturing and selling copper anode in August of 2010, mainly to the larger copper entities which produce and sell copper cathode to copper products manufacturers.

Copper Rod and Copper Wire

In March 2009, we launched the manufacturing of copper rod from our newly constructed continuous production system for fire refining, melting and rod casting. We use scrap copper as the raw material for the refined pure copper rod. We use copper rod produced internally as raw material for pure copper wire.

The following table has set out the end uses of copper rod based wire products:

Cable

•	Used for:
•	telephone drop wire and conductors;
•	electric utilities; transmission lines, grid wire, fence and structured grounds;
•	industrial drop wire, magnet wire, battery cables, automotive wiring harnesses; and
•	electronics: radio frequency shielding.

Magnet wire

•	Used in electronic motors, transformers, water pumps, automobile meters, energy, industrial, commercial, and residential industries.

The superfine pure copper wire we manufacturer is stretched from the copper rod we produce from the scrap copper refinery.  We produce and distribute pure copper superfine wire in the following forms:

•	Fine wire. Fine wire is sold to smaller wire manufacturers for further processing;

•	Magnet wire. Magnet wire can be fine or super fine and is the basic building block of a wide range of motorized appliances and is mainly used for its electrical conductivity; and

•	Tin plated wire. Tin plated wire is mainly used for the transmission of audio and visual signals.

We produce in accordance with customer orders and we customize our products based on customer specifications.

Copper Clad Aluminum (CCA) Superfine Wire

CCA is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core. This structure is set out in the following CCA illustration:

Note: The illustration is not drawn to scale.

Since approximately 2005, CCA in China has become a viable and popular alternative to pure copper wire. In comparison with solid copper wire, CCA raw material costs are generally 35% to 40% lower per ton. CCA and pure copper raw materials are purchased based on weight. Since aluminum accounts for approximately eighty six percent (86%) by volume of CCA wire, each ton of CCA wire can yield 2.5 times the length of each ton of solid copper wire. Our CCA products are a cost effective substitute for pure copper wire in a wide variety of applications such as wire and cable, consumer electronic products, white goods, automotive parts, utility applications, telecommunications, and specialty cables.

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

Raw Materials and Suppliers

For the superfine CCA wire product, we primarily use CCA wire with a line diameter of 2.60 mm, produced by our bimetallic wire suppliers, to manufacture superfine CCA wire. Our raw material procurement policy is to use only long-term suppliers who have demonstrated quality control, reliability and maintain multiple supply sources so that supply problems with any one supplier will not materially disrupt our operations. In order to avoid copper price volatility exposure, we do not maintain raw material inventory of CCA. We confirm raw material purchase orders with suppliers only when the relevant sales orders are received from our customers. On the other hand, because of the long-term relationship that we have maintained with our suppliers, our principal suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. Suppliers are generally paid with a credit term of 30 days. We use pure copper rod produced internally as raw material for the pure copper wire product.

For our scrap copper refinery, we primarily use No. 2 scrap copper in our production of two types of recycled copper products: copper anode and copper rod, which is the raw material for our pure copper wire product. We purchase the materials through dealers and the scrap metal market. We have a scrap copper raw material warehouse in one of China’s largest scrap metal markets. Scrap copper is generally purchased with cash on delivery terms. We believe that we will have access to an adequate supply of scrap copper on satisfactory commercial terms due to the numerous scrap dealers located throughout Guangdong Province in the PRC.

For each of the fiscal years ended December 31, 2010, 2011 and 2012, our five largest suppliers accounted for 51%, 73% and 49% of our total purchases, respectively, and our single largest supplier accounted for 13%, 38% and 24% of our total purchases, respectively.  We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future.

Sales, Marketing and Distribution

Chinese domestic market sales account for a majority of our revenue. We target our sales efforts primarily in the coastal provinces of Guangdong, Fujian, Zhejiang, Anhui and Jiangsu, as well as Shanghai region, where the majority of our customers are located. We have a sales staff of approximately 42 employees. We maintain ten sales offices in the PRC, including five in Guangdong, two in Zhejiang, one in Fujian, one in Shandong and one in Anhui. We participate in industry exhibitions in which we showcase our products and services and from which we obtain new customers.

We have a small fleet of trucks that deliver merchandise to customers located within three hours of our production facilities. Alternatively, we contract with independent third-party trucking companies to deliver our products when necessary.

Customers

We sell our products in China either directly to manufacturers or through distributors in the wire and cable industries and manufacturers in the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Our customer base in the wire category has been very diversified with over 146 customers in total as of December 31, 2012.  Since we started offering copper anode in August 2010, we are seeing some customer concentration since by the nature of the product, most of our anode customers are large domestic copper cathode producers.

For the years ended December 31, 2010, 2011 and 2012 our five largest customers accounted for 36.5%, 49.0% and 50.8% of our total sales, respectively, and the single largest customer accounted for 12.7%, 25.3% and 31.7% of our total sales, respectively. We generally extend unsecured credit for 30 days to large or established CCA wire customers with good credit history. In terms of the refined copper products, we typically do not extend credit terms for more than 15 days. Historically, the Company had not experienced customer payment delays or delinquencies, however management reviews its accounts receivable on a regular basis to determine if adequate allowance for doubtful accounts should be created.

Research and Development

Our scrap copper recycling and superfine wire manufacturing technology were developed and refined via strategic partnerships with leading research institutes and in-house by our technology improvement and R&D team. Our in house professionals focus on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D.

We absorb most of the development technology related expenses in our production costs, and thus have only reported R&D costs at very low levels in the past years. For each of the fiscal years ended December 31, 2010, 2011 and 2012, we reported R&D costs of $184,441, $954,299 and $1,779,018. The material increase in 2012 R&D costs from the prior year is mainly the result of the R&D expenses incurred for our new CCA cable and wire product we developed in partnership with Shanghai Electric Cable Research Institute.

We believe our commitment to, and knowledge and experience in, R&D are the key reasons why we were one of the earliest and leading CCA wire manufacturers. This expertise has enabled us to expedite the launch and expansion of our superfine copper wire production as well as scrap copper refinery production. Therefore, we were able to have an early mover advantage in the growing copper consumption market in China.

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

Financial Information About Segments

For financial information regarding our segments, please refer to Note 22 to our financial statements included in this Annual Report, which is incorporated herein by reference.

Intellectual Property

Our manufacturing processes are based on technology substantially developed via partnership with leading research institutes and in-house by our R&D and engineering personnel. We rely on a combination of patent, trade mark, domain names and confidentiality agreements to protect our intellectual property. We require all members of our senior management and our key R&D personnel to sign agreements with us which stipulate, among other things, confidentiality obligations and restrictions on the assignment of intellectual property.

We were granted a utility model patent (patent no.: 1182192) by the State Intellectual Property Office of the PRC for our “Oxygen-free copper rod pressure cut off device,” patent issued on March 4, 2009. The term of this patent is 10 years from the effective date. We were also granted a patent (patent no.: 707494) by the State Intellectual Property Office of the PRC for our “CCA magnet wire paint and related production process,” patent issued on December 8, 2010. The term of this patent is 10 years from the effective date. We have no foreign patents. We are currently using the trademark “Mei Lihua” for all our products.  We have applied to register the trademarks “Mei Lihua” in the PRC. We are not aware of any material infringement of our intellectual property rights.

Employees

As of December 31, 2012, we had 391 full time employees.

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

Industry and Market Overview

Copper

Copper ranks third in world consumption of metals after iron and aluminum, and is broadly used in a variety of industries and applications. According to preliminary data from the International Copper Study Group (ICSG), global mines produced over 16 million tons of copper in 2011 and nearly 15.2 million tons of copper from January through November 2012; copper smelter production reached approximately 16 million tons and refinery production rose to over 19.6 million tons in 2011 and 18.3 million tons through the first 11 months of 2012. The global demand for copper continues to grow due to expanding industries such as electrical and electronic products, building construction, industrial machinery and equipment, transportation equipment, and consumer and general products.

As a malleable and ductile metal, copper is an excellent conductor of heat and electricity that is corrosion resistant and antimicrobial while maintaining exceptional strength. Copper’s chemical, physical and aesthetic properties make it an attractive choice for a wide range of applications including electronics and communications, construction, transportation, and industrial equipment.

The chief commercial use of copper is based on its electrical conductivity, which is second only to that of silver among all metals. Electrical uses account for the majority of copper consumption, including power transmission and generation, building wiring, telecommunication, and electrical and electronic products. Copper is an essential component of energy efficient generators, motors, transformers and renewable energy production. Renewable energy sources such as solar, wind, geothermal, fuel cells and other technologies are all heavily reliant on copper due to its excellent conductivity. Copper is also heavily relied upon as a raw material in construction, transportation, industrial machinery and equipment and consumer products and white goods.

The following chart shows the global consumption of copper from 2000 – 2010, by geographic region.

According to Platts, a leading global energy, petrochemicals and metals information provider, in 2012, the PRC consumed nearly 7.68 million tons of refined copper, accounting for nearly 40% of worldwide copper consumption. Even with its relatively low per capita consumption, China consumes significantly more copper than any other country. In 2011, China accounted for nearly 40% of the 19.74 million tons of refined copper used worldwide. Accordingly, China is, by a large margin, the world's largest importer of copper. However, the copper China imports is used for both its domestic needs and a rapidly expanding manufacturing industry. Thus, China has also become the world's second-largest exporter of semi-fabricated copper products, after Germany.

The PRC’s consumption of copper continues to outpace its production of copper, making it among the largest importers of the non-precious metal. In 2011, the PRC was the world’s leading importer of refined copper, copper ore and copper concentrates. The shortfall in production was satisfied through recycling of scrap copper as well as copper imports, which are more expensive due to freight costs. Lihua believes that the PRC’s continued urbanization should continue to drive strong copper consumption within the PRC. In addition, under China’s 12th Five-Year Plan, the central government has expedited large infrastructure projects and invested significantly in continued infrastructure development. In September 2012, the government announced a policy of accelerating $156 billion in infrastructure spending. China's planned infrastructure projects should begin to strengthen copper demand in the third quarter of 2013, according to a senior copper market analyst at Chinese state-owned metals consultancy Beijing Antaike, which provides analysis to Chinese government departments and a range of domestic and international copper producers. According to PRC copper industry analysts, China’s refined copper demand in 2013 will increase by approximately 5.3% over 2012.

The following chart shows the global consumption of copper in 2010, by geographic region.

2010 World Copper Consumption

Basis: Copper content, thousand metric tons

Source: International Copper Association

Source: ICSG, World Copper Factbook 2012

Refined Copper

The dynamics of constrained supply and growing demand in the PRC, as well as the resulting price surge, have contributed to the continued search for cost effective alternatives to pure copper. Manufacturers in the cable and wire industry have begun pursuing and adopting alternative technologies, including the use of scrap copper. According to ICSG, refined copper usage (usage by semi plants or the first users of copper) accounted for nearly 20 million tons in 2011 and 18.8 million tons through the first 11 months of 2012.

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

Source: ICSG, World Copper Factbook 2012

A price spread between refined copper and scrap copper, reflecting the profit for the recycling process, fluctuates in relation to the movement of copper prices, as well as scrap consumption. To minimize our exposure to copper commodity risk, we maintain minimal raw material inventory and charges a fixed-dollar processing fee for most of our products. In doing so, we are able to pass through nearly 100% of the underlying copper price exposure to our customers, so that our profit and margins are not impacted by fluctuating copper prices.

Source: ICSG, World Copper Factbook 2012

The PRC is a net importer of copper and has deficient copper reserves. In recent years, the PRC has significantly grown its refining capacity. To meet increased demand, the PRC has been importing raw materials including scrap copper to fill the gap.

In 2012, the PRC’s scrap copper imports advanced to 4.86 million tons, a 3.7% increase compared with 2011. The PRC government has also established industrial policies to encourage the use of scrap copper. In 2007 the import duty on scrap copper in the PRC, historically 1.5%, was removed. China’s 11th Five-Year (2006 – 2010) Plan encouraged the greater use of scrap metals to help alleviate a shortfall in supplies and set the target consumption of secondary copper at 35% of total national copper consumption. China’s 12th Five Year Plan (2011-2015) places an emphasis on internal markets and domestic demand including industrial structures that emphasize added value, including a focus on energy, environmental and next generation telecom equipment industries, all of which bode well for heightened copper demand and consumption.

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

As of December 31, 2012, details of our subsidiaries are as follows:

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

Government Regulation

Overview

Manufacturing

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, waste water discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. We are in compliance with all material respects of such laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety and the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

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

The Share Transfer Agreement enabled Mr. Zhu to receive consideration for selling his interest in the PRC Operating Companies to Lihua Holdings by allowing him to earn back an indirect interest in the PRC Operating Companies without violating PRC laws. At the time of the PRC Subsidiary Acquisition, Mr. Zhu did not have any equity interest in Lihua Holdings. As a PRC citizen, Mr. Zhu would not have been permitted to immediately receive shares in Lihua Holdings or in Magnify Wealth in exchange for his interests in the PRC Operating Companies. Subject to registering with SAFE prior to the exercise and issuance of the Option Shares under the Share Transfer Agreement, which is an administrative task, there is no prohibition under PRC laws for Mr. Zhu to earn an interest in Magnify Wealth after the PRC Subsidiary Acquisition was consummated, in compliance with PRC laws. Pursuant to the original terms of the Share Transfer Agreement, Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth then held by Mr. Chu at the nominal price of $1.00 per share, subject to the achievement of certain net income targets. Since our consolidated net income targets were reached, as of February 14, 2011 all of the Options Shares were vested and are fully exercisable.

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

Copper prices declined sharply from 2008 to early 2009 before seeing a rapid upturn until early 2011, and have experienced a downturn from 2011 to 2012. Such prices may continue to fluctuate significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively. For example, since our products are a substitute for pure copper wire, higher copper prices usually increase demand for our CCA products, while lower copper prices can decrease demand for CCA products. Numerous factors, most of which are beyond our control, influence copper prices. These factors include general economic conditions, industry capacity, utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Consequently, fluctuations in copper prices and the narrowing of price spread between pure copper and scrap copper can significantly affect our business and operating results.

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

As the prices of raw materials increase, our working capital requirements increase. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”.

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

If the scrap copper recycling or CCA industry does not grow or grows at a slower speed than we project, our sales and profitability may be negatively impacted.

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

Mr. Jianhua Zhu, Ms. Yaying Wang and Ms. Daphne Huang, along with Ms. Zhu Junying, and Mr. Guande Chen, are essential to our ability to continue to grow our business. Each of these key employees has established relationships within the industries in which we operate. Each of these employees has agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination. Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We have derived a material portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

As a result of our copper anode product offering in 2010, our customer base has become more concentrated since we currently produce and sell to a few large copper anode customers. For the year ended December 31, 2012 and each of the fiscal year ended December 31, 2011, 2010, 2009 and 2008, our five largest customers accounted for 50.8%, 49.0%, 36.5%, 6.9% and 20.2% of our total sales, respectively, and the single largest customer accounted for 31.7%, 25.3%, 12.7%, 1.6%, and 6.6% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could harm our business, operating results and financial condition.

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

We may seek to raise additional capital through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. To the extent we raise additional capital by issuing equity securities, our stockholders may experience dilution. To the extent that we raise additional capital by issuing debt securities, we may incur substantial interest obligations, may be required to pledge assets as security for the debt and may be constrained by restrictive financial and/or operational covenants. Debt financing would also be superior to our stockholders’ interest in bankruptcy or liquidation. To the extent we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on unfavorable terms.

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

To date, we have two approved patents filed with the State Intellectual Property Office of the PRC. However, we cannot predict the degree and range of protection patents will afford us against competitors. Third parties may find ways to invalidate or otherwise circumvent our proprietary technology. Third parties may attempt to obtain patents claiming aspects similar to our patent applications. If we need to initiate litigation or administrative proceedings, such actions may be costly whether we win or lose.

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

Currently, Magnify Wealth beneficially owns approximately 44.2% of our outstanding common stock. Mr. Zhu, our Chairman and CEO, is the sole director of Magnify Wealth. As the sole director of Magnify Wealth, Mr. Zhu has the sole power to vote the shares of our common stock owned by Magnify Wealth, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Additionally, pursuant to the Share Transfer Agreement, Mr. Zhu has a fully vested option to purchase up to 3,000 shares of Magnify Wealth from Mr. Chu (the “Option Shares”). At such time as Mr. Zhu exercises and acquires all of the Option Shares, he will own shares representing 81.9% of Magnify Wealth’s issued and outstanding shares. Once the Option Shares are exercised, Mr. Zhu will then also have a controlling equity interest in Magnify Wealth. This concentration of ownership in our shares by Magnify Wealth will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Our gross margin is affected by our product mix. As a result of significant costs associated with production in our scrap recycling business, copper anode and rod contribute a lower gross profit margin compared to our finished wire products. As we continue to expand the capacity of our scrap copper refineries, we expect that as the sales of the refined copper products increase over time, there will be a decline in our gross margin, unless we are able to add additional processing capacity of higher margin products.

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

The new mergers and acquisitions regulations also established additional procedures and requirements that are expected to make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise that owns well-known trademarks or China’s traditional brands. In addition, PRC national security review rules which became effective on September 1, 2011 require acquisitions by foreign investors of PRC companies engaged in military related or certain other industries that are crucial to national security be subject to security review before consummation of any such acquisition. We may grow our business in part by acquiring other businesses. Complying with the requirements of the new mergers and acquisitions regulations in completing this type of transactions could be time-consuming, and any required approval processes, including CSRC approval, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

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

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007.Under these rules, PRC residents who participate in stock incentive plan in an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We have adopted an equity compensation plan and have begun to make option grants to some of our key employees, three of whom are PRC citizens. If we or our PRC recipients of such options fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

In November 2011 our Board of Directors approved the issuance of two special dividends to our shareholders. The first dividend of approximately $0.5 million was paid on January 13, 2012 to our shareholders of record on December 31, 2011, and the second dividend of approximately $0.5 million was paid on April 13, 2012 to our shareholders of record on March 31, 2012.

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

Our manufacturing process may produce by-products such as effluent, gases and noise, which are harmful to the environment.  We are subject to multiple laws governing environmental protection, such as “The Law on Environmental Protection in the PRC (1989)”, as amended, and “The Law on Prevention of Effluent Pollution  in the PRC (1984),” as amended, as well as standards set by the relevant governmental authorities determining the classification of different wastes and proper disposal.  We have properly attained a waste disposal permit for our manufacturing facility, which details the types and concentration of effluents and gases allowed for disposal.

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

The audit report included in this annual report are prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and a firm registered with the U.S. Public Company Accounting Oversight Board (United States) (“the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

Because we have substantial operations within the Peoples' Republic of China and the PCAOB is currently unable to conduct inspections of the work of our auditors as it relates to those operations without the approval of the Chinese authorities, our auditors are not currently inspected fully by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality.  This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor's audits and its quality control procedures.   As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct full inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

While we intend to strongly defend our public filings against any such short seller attacks, often times we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

There is a substantial short interest in our common stock, with approximately 1.4 million shares short on February 28, 2013, representing approximately 8.6% of our public float as of March 13, 2013.  Accordingly, the price and trading volume of our stock is vulnerable to extreme fluctuations.  We have been the target of internet blogs in the past, such as one particular series of articles published by a short seller in October and November 2009, and strewn with inaccurate facts and misleading allegations against the Company.  Although we responded to these allegations, the closing price of one share of our common stock fell from $8.77 on October 16, 2009, prior to the release of this series of negative articles, to a closing price of $6.26 on October 29, 2009.   Again, on August 1, 2011, another short seller issued a false and misleading attack on the Company, which caused the price of our common stock to close down nearly 11% on the day the report was released, before closing up on August 4, 2011, after we responded publicly to repudiate the attack, 15.1% higher than the August 1, 2011 closing price. Although we will strive to respond quickly and effectively to these types of inaccurate and misleading allegations, the price of our stock remains vulnerable to the continuing attacks by this and any other short seller.

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

Additional sales of our securities in the public market or the perception that these sales could occur, could cause the market price of our securities to decline. As of March 13, 2013 there were 29,820,836 shares of our common stock outstanding.  Of that amount, 14,478,213 shares of common stock are freely transferable without restriction upon resale. None of our shares are subject to any lock-up restrictions, although 15,342,623 of them are subject to volume and other restrictions as applicable under Rule 144 under the Securities Act. In addition, we may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

As of March 13, 2013 we had options outstanding to purchase an aggregate of 715,000 shares of our common stock, of which 415,000 are currently exercisable and warrants to purchase 283,956 shares of common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our securities.

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

On April 12, 2009, Lihua Copper entered into a lease agreement for a cargo yard located at Liangdong Industrial Development Area, LiangQingTang, Dali, Guangdong Province, Nanhai District in China. The lease is for a five year term, which began on May 2, 2009 and terminates on May 1, 2014. From May 2, 2009 to May 1, 2012, the monthly rent is RMB 28,000 ($4,455), from May 2, 2012 to May 1, 2013, the monthly rent is RMB 31,000 ($4,932), and from May 2, 2013 to May 1, 2014, the monthly rent is RMB 33,000 ($5,250).

On November 5, 2010, Lihua Copper entered into a Land Expropriation Contract with Houxiang Township People’s Government, Danyang City, Jiangsu Province, relating to the transfer to Lihua Copper of a 50-year right to use a parcel of land located in Wuxing Village and Jide Village, Houxiang Township, for consideration of $5,154,578 (RMB 32,399,100).  The size of the land being transferred is 119,988 square meters, or 180 mu, and the land will be used for the extension of Lihua Copper’s existing factory buildings. Lihua Copper paid $4,772,890 (RMB30,000,000) as a deposit for the above land use right. Not all the relevant formalities were completed prior to December 31, 2012, and therefore as of year-end Lihua Copper had not yet obtained the legal title to the land use rights of 80 mu of the total 180 mu land leased. For more information on the Prepaid Land Use Rights, please refer to Note 9 to the Financial Statements contained on page F-18 of this report.

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

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “LIWA” since September 4, 2009. The closing price for our common stock on Nasdaq on March 13, 2013 was $5.28 per share.

The following table shows by each fiscal quarter and partial period, where applicable, the range of high and low sales prices reported by Nasdaq for each full quarterly period within the two most recent fiscal years, through March 13, 2013.

	High	Low
2013
First quarter (through March 13)	$5.29	$4.23

2012
Fourth Quarter	$4.45	$3.50
Third Quarter	$5.47	$3.42
Second Quarter	$5.85	$4.24
First Quarter	$6.63	$5.20

2011
Fourth Quarter	$6.39	$3.69
Third Quarter	$8.89	$4.28
Second Quarter	$9.29	$5.19
First Quarter	$11.95	$8.28

Holders of Record

At March 13, 2013, there were 29,820,836 shares of our common stock outstanding. Our shares of common stock are held by approximately 33 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

In November 2011 our Board of Directors approved the issuance of two special dividends to our shareholders. The first dividend of approximately $0.5 million was paid on January 13, 2012 to our shareholders of record on December 31, 2011, and the second dividend of approximately $0.5 million was paid on April 13, 2012 to our shareholders of record on March 31, 2012.

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

Performance Graph

The graph below charts the cumulative total return of our common stock listed on Nasdaq, the Nasdaq Composite index and the Copper index, for the fiscal year ended December 31, 2012.  Our stock began trading on Nasdaq on September 4, 2009.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the 4th quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2012		2011		2010		2009		2008
	US$	% of Sales	US$	% of Sales	US$	% of Sales	US$	% of Sales	US$	% of Sales
	(in thousands, except for percentages, per share and operating data)
	(all periods are audited)
Consolidated Statement of Income Data:
Sales
CCA and Copper wire	393,782	46.1%	335,574	52.7%	243,133	65.6%	109,398	67.7%	50,006	100.0%
Copper anode	381,114	44.6%	287,269	45.1%	97,614	26.3%	—	—	—	—
Refined Copper rod	78,870	9.3%	14,250	2.2%	29,785	8.0%	52,146	32.3%	—	—
Total sales	853,766	100.00%	637,093	100%	370,532	100%	161,544	100.0%	50,006	100.0%

Cost of sales
CCA and Copper wire	(345,897)	-40.5%	(285,851)	-44.9%	(192,199)	-51.9%	(78,081)	-48.3%	(33,202)	-66.4%
Copper anode	(343,446)	-40.2%	(262,045)	-41.1%	(89,107)	-24.0%	—	—	—	—
Refined Copper rod	(74,875)	-8.8%	(13,483)	-2.1%	(27,124)	-7.3%	(47,230)	-29.2%	—	—
Total cost of sales	(764,218)	-89.5%	(561,379)	-88.1%	(308,430)	-83.2%	(125,311)	-77.6%	(33,202)	-66.4%

Gross profit	89,548	10.5%	75,714	11.9%	62,102	16.8%	36,233	22.4%	16,804	33.6%
Selling expenses	(2,954)	-0.4%	(2,486)	-0.4%	(2,058)	-0.6%	(1,722)	-1.1%	(700)	-1.4%
Administrative expenses	(8,622)	-1.0%	(6,650)	-1.0%	(5,747)	-1.6%	(3,992)	-2.5%	(1,907)	-3.8%
Income from operations	77,972	9.1%	66,578	10.5%	54,297	14.7%	30,519	18.9%	14,197	28.4%

Interest income	548	0.1%	523	0.1%	254	0.07%	174	0.1%	68	0.1%
Interest expenses	—	—	(144)	-0.02%	(131)	-0.04%	(335)	-0.2%	(515)	-1.0%
Foreign exchange differences	110	0.01%	235	0.04%	(112)	-0.03%	—	—	—	—
Merger cost	—	—	—	—	—	—	—	—	(259)	-0.5%
Gain/(loss) on extinguishment of warrant liabilities	73	0.01%	88	0.01%	187	0.05%	(1)	0.001%	—	—
Change in fair value of warrants	(124)	-0.01%	3,062	0.5%	(1,449)	-0.4%	(11,877)	-7.4%		%
Other income (expenses)	94	0.01%	115	0.02%	(80)	-0.02%	501	0.3%	4	0.01%

Income before tax	78,673	9.2%	70,457	11.1%	52,966	14.3%	18,981	11.7%	13,495	27.0%
Income tax	(20,731)	-2.4%	(17,324)	-2.7%	(14,500)	-3.9%	(5,248)	-3.2%	(1,793)	-3.6%
Net income	57,942	6.8%	53,133	8.4%	38,466	10.4%	13,733	8.5%	11,702	23.4%

	Year Ended December 31,
	2012	2011	2010	2009	2008
	US$	US$	US$	US$	US$
	(in thousands, except for percentages, per share and operating data)
Earnings per share
—Basic	1.94	1.78	1.38	0.77	0.75
—Diluted	1.93	1.77	1.34	0.72	0.70

Other Consolidated Financial Data:
Gross profit margin	10.5%	11.9%	16.8%	22.4%	33.6%
Operating profit margin	9.1%	10.5%	14.7%	18.9%	28.4%
Net profit margin	6.8%	8.3%	10.4%	8.5%	23.4%

Consolidated Operating Data:
Shipment volume (ton)
CCA and Copper wire	46,273	34,743	28,388	15,353	5,966
Copper anode	48,689	31,943	12,330	—	—
Refined Copper rod	9,994	1,876	3,994	9,630	—
Average selling price ($ per ton)
CCA and Copper wire	8,510	9,659	8,565	7,126	8,382
Copper anode	7,828	8,993	7,917	—	—
Refined Copper rod	7,892	7,596	7,457	5,414	—

Consolidated Balance Sheet Data:
Cash and cash equivalents	144,300	105,638	90,609	34,615	26,042
Accounts receivable	45,285	31,082	32,974	10,996	5,043
Inventories	17,844	15,502	16,156	17,534	587
Property, plant and equipment	47,197	20,566	18,189	18,424	7,441
Total assets	293,912	238,289	178,285	91,167	56,813
Secured short-term bank loans	—	—	2,265	2,197	6,145
Total liabilities	14,980	18,652	25,127	23,661	9,021
Total stockholders’ equity	278,932	219,637	153,158	67,506	34,675
Total liabilities and stockholders’ equity	293,912	238,289	178,285	91,167	56,813

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally engaged in the production of copper replacement products which include refined copper products, copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and CCA wire.  Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling technology and process.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper.   We launched production of copper anode in July 2010, in conjunction with the completion of our second scrap copper smelter, with an initial annual capacity of 25,000 tons. In October 2011, we completed an efficiency upgrade of the smelters and increased the copper anode smelting capacity to 35,000 tons per annum, and the copper rod smelting capacity to 50,000 tons per annum. In June 2012, we completed construction of, and began production on, two copper anode smelters, each with 25,000 - 30,000 tons of annual production capacity. In December 2012, in order to consolidate physical production of copper anode, we dismantled the original copper anode smelter, which was at an older plant, and in January 2013 completed construction of a third copper anode smelter at the new copper anode production site. In January 2013, we began construction of the fourth anode smelter at the new site and expect it to be completed in the second quarter of 2013. Copper anode is the fundamental building block for almost all pure copper products, and holds a wide range of potential end market uses.  We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

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

Our market for copper anode is very large and diverse as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  For our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper.  To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper.  During 2012, we sold copper anode to a few large copper cathode manufacturers, which use our product to produce copper cathode.  We sold copper rod to customers which are mostly producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire.  Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications).  Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants.  One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings.  The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $370.5 million, $637.1 million and $853.8 million for the years ended December 31, 2010 and 2011 and 2012, respectively. We achieved net income of $38.5 million, $53.1 million and $57.9 million for the years ended December 31, 2010, 2011 and 2012, respectively.  In 2011 and 2010, we had non-cash gain of $3.2 million and non-cash charge of $1.3 million, respectively, which resulted from the extinguishment and the change in the fair value of the warrants issued to investors in conjunction with our issuance of convertible preferred stock in October 2008. Excluding the impact of these non-cash charges, net income for 2011 and 2010 were $50 million and $39.7 million, respectively, up 25.8% and 55.1%, respectively, from the prior year.  In 2012, we had a non-cash charge of $0.05 million, which resulted from extinguishment and the change in the fair value of the warrants. Excluding the impact of these non-cash gains, net income for 2012 was $58.0 million, up 16.0% from the prior year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the number and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have four smelting facilities allocated to copper rod and copper anode production. The three copper anode smelters are capable of producing 75,000 – 90,000 tons per year and the copper rod smelter is capable of producing 50,000 tons per year.  In 2012, we sold 48,689 tons of copper anode and 49,329 tons of copper rod and wire.  As of December 31, 2012, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 6,000 – 8,000 tons per annum of CCA wire and approximately 20,000 – 25,000 tons per annum of 0.03mm – 1.60mm diameter range copper wire. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire we produce, that with a diameter range of 1.65mm – 2.60mm. In 2012, we sold 6,938 tons of CCA wire. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  In the first half of 2010, we added six high-capacity copper wire drawing production lines, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 – 25,000 tons of 0.03mm – 1.60mm diameter range copper wire.  In the third quarter of 2010, we built our first copper anode smelter with 25,000 tons of annual capacity and started copper anode production.  In October 2011 we increased the production efficiency and capacity of the copper rod smelter and increased the smelting capacity to 50,000 tons. As a result, the copper rod production capacity is more than that for superfine copper wire and we are expecting to see some copper rod sales in the sales mix going forward, should we produce more copper rod than the copper wire drawing capacity can absorb as raw material. On the new plant construction site, we have added three copper anode smelters with 25,000 - 30,000 tons of annual capacity each, with the construction of the fourth anode smelter expected to be completed in the second quarter 2013.  The original smelter with a smelting capacity of 35,000 tons was dismantled in December 2012.

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

We produce and sell a wide variety of superfine CCA and copper wire products according to customer order specifications. In 2012, the average CCA and copper wire diameters we produced and sold were in the range of 0.03 mm to 2.6 mm. As a result, the actual sales volume of these two products exceeded our estimated production capacity, since such estimate is based upon the thinnest wire diameter production. We are capable of producing annual production capacities for CCA and copper wire in the range of 6,000 – 8,000 tons and 20,000 – 25,000 tons (in the thickness range of 0.03mm – 1.60mm), respectively. This capacity estimate does not include the drawing capabilities of the thickest copper wire in the range of 1.65mm – 2.60mm.

Given the production capacity estimates are conservative based upon the assumptions that are used, as described above, management does not expect the current CCA and copper wire capacity to limit potential sales. However, such analysis and determination will be performed by us regularly in future years and any changes will be timely disclosed. Currently we do not have plans to expand the production capacity for the existing CCA and copper wire products. We have completed the construction of three new smelters with 25,000 – 30,000 tons of capacity each. We have completed the research and development of new products in the CCA cable and wire category, and have passed sample product quality testing. We are actively seeking potential customers while planning to add capacity for the new products. Currently we are planning to launch this new product in the next 6 to 12 months. The timing of this launch is dependent on various factors, including but not limited to: receipt of new customer product qualification and orders, our capital investment plan, as well as working capital needs.

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

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a CAGR of 14.5% in gross domestic product from 1999 through 2012 according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products has increased substantially as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations.

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

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $354,000 as of December 31, 2012 and the Company recognized a $124,000 loss, which is a non-cash loss from the change in fair value of these warrants for the year ended December 31, 2012. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

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

The PRC New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing their earnings to the Company for the years ended December 31, 2010, 2011 and 2012 to the Company, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through December 31, 2012. Total undistributed earnings of these PRC subsidiaries at December 31, 2012 were RMB1,297,852,922 ($206,483,641).

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”).  Each of the two entities files its own separate tax return.  According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years.  Being converted into a Sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and has been subject to the 50% income tax reduction for the period from 2007 to 2009.  Set out in the following table are the EIT rates for our two PRC Operating Companies from 2007 to 2012:

	2007	2008	2009	2010	2011	2012
Lihua Electron	12%	12.5%	12.5%	25%	25%	25%
Lihua Copper	25%	25%	25%	25%	25%	25%

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Sales

Our business for the year ended December 31, 2012 continued to demonstrate solid growth.  Net sales increased by 34.0% from $637.1 million in 2011 to $853.8 million in 2012. This growth was primarily driven by increased sales of all of our products as a result of capacity addition. The sales growth was partially offset by the decrease in average sales price in 2012 comparing to 2011. Please see the table below for more details regarding the product sales breakdown by specific category.

	Year ended December 31,
	2012			2011
In thousands, except for percentage and average price	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$393,782	46,273	$8,510	$335,574	34,743	$9,659
Copper anode	381,114	48,689	7,828	287,269	31,943	8,993
Copper rod	78,870	9,994	7,892	14,250	1,876	7,596
Total	$853,766	104,956	$8,135	$637,093	68,562	$9,292

The overall sales volume increase of 53.1% in 2012 over 2011 is the result of additional production from two new smelters added in June 2012. Sales volume of CCA and copper wire in 2012 has grown 33.2% from fiscal year 2011 as a result of copper rod smelter annual capacity increase to 50,000 ton in October 2011. Sales volume of copper anode in 2012 has grown 52.4% from 2011 primarily as a result of the additional production from two new copper anode smelters which we completed construction and started production in June of 2012. The 432.7% year over year copper rod sales volume increase was the result of full year of increased copper rod capacity production in 2012 after the October 2011 rod smelter capacity expansion.

We sell our products based on the prevailing market price at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012		2011
In thousands, except for percentage	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$345,897	87.8%	$285,851	85.2%
Copper anode	343,446	90.1%	262,045	91.2%
Copper rod	74,875	94.9%	13,483	94.6%
Total	$764,218	89.5%	$561,379	88.1%

	Year ended December 31,
	2012		2011
In thousands, except for percentage	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$47,885	12.2%	$49,723	14.8%
Copper anode	37,668	9.9%	25,224	8.8%
Copper rod	3,995	5.1%	767	5.4%
Total	$89,548	10.5%	$75,714	11.9%

*	Percentage of sales of respective product category

Average gross profit margin decreased to 10.5% in 2012 as compared to 11.9% in 2011, primarily as a result of increased copper anode and copper rod sales in the product mix. Our refined copper products typically are the lower profitable products when comparing with the wire products. Since copper wire is a lower gross margin product than CCA wire, the increase in copper wire sales also contributed to the decrease in average CCA and copper wire gross margin as well as overall gross margin.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the years ended December 31, 2012 and 2011:

	Year ended December 31,				Change in year ended December 31, 2012 compared to year ended December 31,
	2012		2011		2011
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$89,548	10.5%	$75,714	11.9%	18.3%
Operating Expenses:
Selling expenses	(2,954)	(0.4)%	(2,486)	(0.4)%	18.8%
General & administrative expenses	(8,622)	(1.0)%	(6,650)	(1.0)%	29.7%
Total operating expense	(11,576)	(1.4)%	(9,136)	(1.4)%	26.7%
Income from operations	$77,972	9.1%	$66,578	10.5%	17.1%

Total selling, general and administrative expenses were $11.6 million for the year ended December 31, 2012, compared to $9.1 million for the same period last year, an increase of 26.7%.

Selling expenses were $3.0 million for the year ended December 31, 2012, an increase of 18.8% compared to the same period last year. The increase was attributable to:

•	Increased costs related to product distribution and insurance as a result of expanded business volume; and

•	Increased staffing costs as we continued to expand the sales force during the period.

Included in selling expenses were shipping and handling costs of $2.3 million and $2.1 million in 2012 and 2011, respectively, representing an increase of 14.3%, while tons of products sold by us increased 53.1% compared to 2011. Tons of CCA and copper wire and rod products sold increased 53.7% in 2012. The slower growth in shipping and handling costs comparing to the sales volume growth of our products is due to: i) Copper anode sales have only been made to two customers, both of whom are located in cities that are within close proximity to our production location. Our wire and rod products are mostly sold to customers located geographically close to us as well; ii) Depending on our negotiation with customers on a case-by-case basis, shipping and handling costs for our products may either be borne by us or by our customers; iii) we own a small fleet of trucks to handle part of the shipping and handling of our products which provides further cost savings compared to outsourcing.

General and administrative expenses were $8.6 million for the year ended December 31, 2012, an increase of 29.7% compared to the same period last year. The main factors which caused this increase were (i) higher staff costs associated with our expanded scale of operations; and (ii) higher research and development costs as we have completed R&D for new CCA products and developed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycling Economy Research Institute in 2011.

Interest Expense

Interest expense was none for the year ended December 31, 2012, compared to $143,779 for the same period last year. The decrease was mainly due to the fact that the Company has sufficient cash and did not borrow any money from banks in 2012.

Income Tax

For the year ended December 31, 2012, income tax expense was $20.7 million, reflecting an effective tax rate of 26.4%.  The effective tax rate for the same period in 2011 was 24.6%. Excluding the non-taxable fair value change on warrants and the operating loss of the US entity, the effective tax rate was 25.3% and 24.9% for 2012 and 2011, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the year ended December 31, 2012 was $57.9 million, or 6.8% of net revenue, compared to $53.1 million, or 8.3% of net revenue, in the same period in 2011. The net income for the year ended December 31, 2012 and 2011 was impacted by a $0.05 million non-cash charge and $3.1 million non-cash gain, respectively, as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash items, net income for the year ended December 31, 2012 was $58.1 million, up16.0% from the prior year.

Foreign Currency Translation Gains

During the year ended December 31, 2012, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $0.7 million.

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

	Year ended December 31,
	2011			2010
In thousands, Except for percentage and average price	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
CCA and copper wire	$335,574	34,743	$9,659	$243,133	28,388	$8,565
Copper anode	287,269	31,943	8,993	97,614	12,330	7,917
Copper rod	14,250	1,876	7,596	29,785	3,994	7,457
Total	$637,093	68,562	$9,292	$370,532	44,712	$8,287

The overall sales volume increase of 53.3% in 2011 over 2010 is the result of additional production volume in our existing products in 2011 as a result of the capacity addition incurred throughout 2010 in both our wire products and copper anode product, and smelting capacity expansion in October 2011, partially offset by the reduction in copper rod sales as a result of increased use of rod internally as raw material for copper wire. Sales volume of CCA and copper wire in 2011 has grown 22.4% from fiscal year 2010 as a result of wire drawing capacity expansion in the first half of 2010. We added six new copper wire drawing production lines in the first half of 2010 and thus expanded copper wire production capacity from 18,000 tons (expanded in October 2009) per annum to 20,000 – 25,000 tons per annum, for production of the wires in the thickness range of 0.03mm – 1.60mm. We began production and sales of copper anode in August 2010, and sold 31,943 tons and 12,330 tons of copper anode in 2011 and 2010, respectively. Since we expanded our copper wire production capacity in the first half of 2010, beginning in the third quarter of 2010, we nearly fully utilized all copper rod produced for internal copper wire production, thereafter greatly reduced the sales volume of copper rod to outside customers. With the copper rod production capacity increase in October 2011, we began sales of copper rod since fourth quarter of 2011.

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

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the years ended December 31, 2011 and 2010:

	Year ended December 31,				Change in year ended December 31, 2011 compared to year ended December 31,
	2011		2010		2010
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$75,714	11.9%	$62,102	16.8%	21.9%
Operating Expenses:
Selling expenses	(2,486)	(0.4)%	(2,058)	(0.6)%	20.8%
General & administrative expenses	(6,650)	(1.0)%	(5,747)	(1.6)%	15.7%
Total operating expense	(9,136)	(1.4)%	(7,805)	(2.2)%	17.0%
Income from operations	$66,578	10.5%	$54,297	14.7%	22.6%

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

Included in selling expenses were shipping and handling costs of $2,051,193 and $1,630,898 in 2011 and 2010, respectively, representing an increase of 25.8%, while tons of products sold by us increased 53.3% compared to 2010. Excluding the sale of copper anode, which was launched in the second half of 2010, tons of CCA and copper wire and rod products sold increased 13% in 2011. Copper anode sales have only been made to three customers, all of whom are located in nearby cities and/or provinces that are within close proximity to our production location. Due to their proximity to our facilities, the costs of shipping and handling for copper anode sales were significantly less than the costs of sales for our other products to customers that are located further from our facility. Depending on customer’s requests on a case-by-case basis, shipping and handling costs for our products may either be borne by us or by our customers. The greater percentage increase in shipping and handling costs compared to the percentage increase in tons of products of wire and rod products sold during 2011 was attributable to more customers requesting us to bear these costs compared to last year.

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

Income Tax

For the year ended December 31, 2011, income tax expense was $17,323,700, reflecting an effective tax rate of 24.6%.  The effective tax rate for the same period in 2010 was 27.4%. Excluding the non-taxable fair value change on warrants and the operating loss of the US entity, the effective tax rate was 24.9% and 25.4% for 2011 and 2010, respectively.

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

As of December 31, 2012, total cash held in Renminbi and U.S. dollar was RMB907 million (or $144.3 million based on the conversion rate of US$1 = RMB6.2855 on the same date). We maintain cash in U.S. dollars in offshore accounts in Hong Kong and in the U.S. to pay for U.S. related expenses such as legal fees and external investor relation firm fees for being a public company in the U.S.

As of December 31, 2012, we had approximately $144.3 million in cash, up $38.7 million from $105.6 million at December 31, 2011. The Company has added new production facilities for its new CCA cable and wire product on the new plant site. The additional capital expenditures for the remaining infrastructure for the new smelting facilities, planned capacity addition of the new CCA cable and wire products, as well as the completion of the construction of the entire new plant site, are estimated to be $15 - 20 million. As a result of expanded production capacity following the completion of the new plant, the Company had higher sales, higher depreciation and other operating costs, and an overall increase in net income in the year 2012 and expects this trend to continue in future years.

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
(US$)
Net cash provided by operating activities	$48,729,569	$33,377,997	$29,704,698
Net cash used in investing activities	(9,365,100)	(20,309,900)	(12,044,070)
Net cash (used in) provided by financing activities	(992,846)	(2,550,960)	35,870,817
Effect of exchange rate on cash and cash equivalents	291,040	4,511,150	2,463,057
Cash and cash equivalents at beginning of period	105,637,627	90,609,340	34,614,838

Cash and cash equivalents at end of period	$144,300,290	$105,637,627	$90,609,340

Operating activities

For the year ended December 31, 2012, cash provided by operating activities totaled $48.7 million compared to $33.4 million and $29.7 million in the same period of 2011 and 2010, respectively. This was primarily attributable to: i) $57.9 million in net earnings; ii) a $2.4 million prepayments for raw material purchases decrease, which was primarily caused by advanced payment for the importation of our raw material from overseas decreased due to the decrease in scrap copper price; iii) a $1.3 million decrease in other receivables, deposits and prepayments, which was primarily caused by the amortization of prepaid R&D costs paid to research institutes in last period; offset by iv) a $14.1 million accounts receivable increase, which was mainly caused by the robust growth in revenue; and v) a $2.3 million inventory increase, resulting from the increased production and sales.

Investing activities

For the year ended December 31, 2012, cash used in investing activities totaled $9.4 million compared to $20.3 million and $12.0 million in the same period of 2011 and 2010, respectively. This was primarily attributable to a total net cash outflow of $9.4 million for the purchase of and deposits paid for property, plant and equipment and construction in progress, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all being part of our planned expansion.

Financing activities

For the year ended December 31, 2012, cash used in financing activities totaled $1.0 million compared to cash outflow of $2.6 million and cash inflow of $35.9 million in the same period of 2011 and 2010, respectively. For the year ended December 31, 2012, we made dividend payments in an aggregate amount of $1.0 million.

In October 2011, the Board of Directors approved two special dividends. The amount of each special dividend was $0.03 per outstanding share of Lihua common stock on the respective record dates. The first dividend of $0.5 million was paid on January 13, 2012 to Lihua shareholders of record on December 31, 2011 and the second dividend of $0.5 million was paid on April 13, 2012 to Lihua shareholders of record on March 31, 2012. The per share amount of each special dividend was calculated on an annualized method based on 5% of the Company’s full-year GAAP net income of $38.5 million for the twelve months ended December 31, 2010. Magnify Wealth Enterprise Ltd. (“Magnify Wealth”), the Company’s largest shareholder and an affiliate of Mr. Jianhua Zhu, the Company’s founder, Chairman and CEO, had agreed to waive payment of the two special dividends. Accordingly, the two special dividends were distributed among approximately 16.8 million shares.

In January 2011, the Board of Directors authorized management to repurchase stock over a 12-months period with a total value of up to $15 million (the “Repurchase Program”). The Company has purchased 264,047 shares in the open market at aggregate cost of $2.1 million. The initial repurchases were funded with US dollars the Company had in its Hong Kong bank account, and the subsequent repurchases were funded by an aggregate of $1.3 million loans, denominated in U.S. dollars, from Magnify Wealth. The Company repaid Magnify Wealth in full, in RMB. While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to U.S. dollars, such that the Company has encountered difficulty funding the Repurchase Program with U.S. dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in U.S. dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company. The Repurchase Program expired in January 2012.

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

As of December 31, 2012, there were no outstanding loans under the Note.

Capital expenditures

Our capital expenditures are principally directed for expansion of production facilities, including construction and purchases of property, plant and equipment. In 2010, 2011 and 2012, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2013, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machines and adding manufacturing equipment in our 180 mu new plant site, which is adjacent to our existing plant. We currently have four smelting facilities which can produce a total of 125,000 – 140,000 tons of refined copper products per year.  Since 2012, we have added 75,000-90,000 tons of new anode smelting capacity, while dismantling an older anode smelter with 35,000 tons of annual capacity. With our current capacity of production lines, we can produce 6,000 – 8,000 tons of CCA wire and 20,000 - 25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm.  We have completed the research and development of a new CCA cable and wire product and are in the process of completing production license applications before capacity additions for the new product on our new plant site. At the present time we estimate that this new product will be launched in 6 to 12 months. Construction of the entire 180 mu (approximately 30 acres) new plant site is anticipated to be completed in year 2013. The estimated additional capital spending for the potential production equipment for the new CCA cable and wire product and the construction of the remaining site, is approximately $15 - 20 million. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

In 2012, we sold 46,273 tons of CCA and copper wire, 48,689 tons of copper anode and 9,994 tons of copper rod.  In 2011, we sold 34,743 tons of CCA and copper wire, 31,943 tons of copper anode and 1,876 tons of copper rod. As CCA is an emerging product in the PRC, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper anode, copper rod and copper wire, are in such high demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod and anode) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper anode, rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	As of December 31,
	2012	2011

CCA wire and copper wire	$13,119,436	$17,998,205
Copper anode	28,586,258	11,752,531
Copper rod	3,579,229	1,331,724
Total	$45,284,923	$31,082,460

Off-balance sheet arrangements

As of December 31, 2012, we have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Substantially all of our revenues and expenditures are denominated in Renminbi. As a result, fluctuations in the exchange rate between the U.S. dollars and Renminbi will affect our financial results in U.S. dollars terms without giving effect to any underlying change in our business or results of operations. The Renminbi’s exchange rate with the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The exchange rate for conversion of Renminbi into foreign currencies is heavily influenced by intervention in the foreign exchange market by the People’s Bank of China. From 1995 to July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately 8.3 Renminbi per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. However, the Renminbi is restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollar, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the Renminbi exchange rate. Nevertheless, under China’s current exchange rate regime, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2012 and 2011, we had cash denominated in Renminbi and U.S. dollar amounting to RMB907.0 million ($144.3 million) and RMB665.4 million ($105.6 million), respectively.

We recognized a foreign currency translation adjustment of approximately RMB4.2 million ($0.7 million) for the year ended December 31, 2012.

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

Interest Rate Risk

Should we incur short term bank borrowings, we may be exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. We did not have short term bank borrowing outstanding as of December 31, 2012. However, we may incur short-term bank borrowings under our working capital revolving line of credit from time to time.

Inflation

In recent years, the PRC has experienced more material inflation, however inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3%, 5.4% and 2.6% in 2009, 2010, 2011 and 2012, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer, who is our principal executive officer, and the chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Using the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2012, and determined it to be effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2012, as stated in their report which appears on pages F-1 of this annual report on Form 10-K.

Changes in Internal Controls

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 13, 2013.

Name	Age	Position

Jianhua Zhu	51	Chief Executive Officer, President and Director

Daphne Huang	42	Chief Financial Officer and Treasurer

Yaying Wang	50	Chief Operating Officer, Secretary and Director

Robert C. Bruce*	50	Independent Director

Jonathan P. Serbin*	43	Independent Director

Kelvin Lau*	50	Independent Director

* Indicates member of Audit, Nominating and Corporate Governance Committee and Compensation Committee.

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws. Our officers serve at the discretion of our Board of Directors.

Set forth below is information regarding certain significant employees.

Name	Age	Position

Guande Chen	59	General Manager of Lihua Electron

Junying Zhu	34	VP of Sales and Marketing

Set forth below are the respective principal occupations or brief employment histories of each of our directors and the periods during which each has served as a director of the Company, as well as for our named executive officers and certain significant employees.

Jianhua Zhu, President and Chief Executive Officer of the Company and the Chairman of the Board of Directors. Mr. Zhu has served as a director of the Company since October 31, 2008. Mr. Zhu has over 20 years of experience in the PRC’s copper industry. From Lihua Electron’s inception in October 1999 and from Lihua Copper’s inception in September 2007 until June 6, 2008, Mr. Zhu served as the sole member of the board of directors. Mr. Zhu currently serves as the Executive Director of Lihua Electron and Lihua Copper. In addition to overall management of the Company, Mr. Zhu is responsible for corporate and product development and governmental regulations. As our founder and CEO, we believe that Mr. Zhu’s extensive experience in the copper industry provides him with significant insights into our business, which make him qualified to be the Chairman of our Board of Directors.

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

Robert C. Bruce, Independent Director. Mr. Bruce has served as a director of the Company since April 14, 2009. Mr. Bruce is Founder, President and CEO of Zylo Media, LLC, an early stage digital advertising and marketing company headquartered in Portland, Maine. Mr. Bruce also serves as President of Oakmont Advisory Group, LLC, a financial management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004, Mr. Bruce served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce previously served as a member of the board of directors of ImmuCell Corporation (NASDAQ: ICCC) and China North East Petroleum Holdings Ltd. (NYSE Amex: NEP). Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree in East Asian Studies from Princeton University. Mr. Bruce is proficient in written and spoken Mandarin. We believe that Mr. Bruce’s experience as a former director of two other public companies and his extensive finance experience provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Jonathan P. Serbin, Independent Director. Mr. Serbin has served as a director of the Company since April 14, 2009. Mr. Serbin is the head of Asia Investment Banking of Mesa GLobal since 2012. Prior to that he was the head of Media and Telecom Investment Banking Asia division for Oppenheimer & Co. Previously, he was the Chief Executive Officer of D Mobile, Inc., a seller of mobile content in the PRC. Prior to D Mobile, Inc., Mr. Serbin was Chief Financial Officer at EBT Mobile from July 2004 through December 2007. He was also previously the Chief Financial Officer of Hana Biosciences, a biotech development company from January 2004 through July 2004. Mr. Serbin holds a B.A. from Washington University, St. Louis, a J.D. from Boston University and an MBA from Columbia University. Mr. Serbin is proficient in spoken Mandarin. We believe that Mr. Serbin’s significant experience in senior management, extensive finance experience and familiarity with working in the PRC provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Siu Ki “Kelvin” Lau, Independent Director.  Mr. Lau has served as a director of the Company since October 20, 2009. Mr. Lau has substantial experience in capital markets, corporate finance, investments and mergers & acquisitions, particularly in the Asia Pacific region. He has worked for a few international and regional investment banks since 1990 and has been providing advisory service to listed and private companies with regard to public listing, corporate takeover, equity fund raising and other corporate activities. From January 1990 to May 1993, Mr. Lau worked for a leading local investment bank in Hong Kong. During May 1993 and May 1997, he worked as a director for a European investment bank, and since May 1997, he has been working for Asian investment banks with global network. Mr. Lau was Managing Director of DBS Asia Capital Limited during April 2002 and December 2008. Since December 2008, he has been working in the Equity Capital Markets and Corporate Finance department of Mizuho Securities Asia Limited, which is a major Japanese investment banking and securities company with global distribution network.  Mr. Lau is a fellow member of the Chartered Association of Certified Accountants of the United Kingdom and a member of the Hong Kong Institute of Certified Public Accountants. He majored in economies. Mr. Lau has language skills in English and Chinese, including Mandarin and Cantonese, and is currently based in Hong Kong and principally covers fund raising and corporate activities of listed and private companies in the Greater China region. We believe that Mr. Lau’s strong exposure in investment banking, corporate finance and corporate governance and his substantial experience of working with PRC corporates provides him with a unique and valuable perspective as an important member of the Board of Directors.

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

Guande Chen, General Manager of Lihua Electron. Mr. Chen has served as the General Vice President of Lihua Electron since 2011. Mr. Chen has over 30 years working experience in the manufacturing and trade industry in China. He had held executive management positions with a number of companies prior to joining our company. Mr. Chen graduated from Shen Zhen University in 1981 with a major in Business Management and International Trade.

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

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members consist of Robert C. Bruce, Jonathan P. Serbin and Kelvin Lau. Each of these members would be considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors. During the fiscal year ended December 31, 2012, the Audit Committee met 4 times.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2012 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, be filed with the Securities and Exchange Commission.

The members of the Audit Committee are:

Robert. C. Bruce

Jonathan P. Serbin

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

Each of Messrs. Bruce, Serbin and Lau are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operate under a written charter, which is available on our website at http://www.lihuaintl.com. Mr. Lau is the Chairman of the Nominating and Corporate Governance Committee. During the fiscal year ended December 31, 2012, the Nominating and Corporate Governance Committee met one time.

The Nominating and Corporate Governance Committee will consider director candidates recommended by security holders. Potential nominees to the Board of Directors are required to have such experience in business or financial matters as would make such nominee an asset to the Board of Directors and may, under certain circumstances, be required to be “independent”, as such term is defined under Rule 5605 of the listing standards of NASDAQ and applicable SEC regulations. Security holders wishing to submit the name of a person as a potential nominee to the Board of Directors must send the name, address, and a brief (no more than 500 words) biographical description of such potential nominee to the Nominating and Corporate Governance Committee at the following address: Kelvin Lau, Chairman, Nominating and Corporate Governance Committee, Lihua International, Inc., GPO Box 5247, Hong Kong. Potential director nominees will be evaluated by personal interview, such interview to be conducted by one or more members of the Nominating and Corporate Governance Committee, and/or any other method the Nominating and Corporate Governance Committee deems appropriate, which may, but need not, include a questionnaire. The Nominating and Corporate Governance Committee may solicit or receive information concerning potential nominees from any source it deems appropriate. The Nominating and Corporate Governance Committee need not engage in an evaluation process unless (i) there is a vacancy on the Board of Directors, (ii) a director is not standing for re-election, or (iii) the Nominating and Corporate Governance Committee does not intend to recommend the nomination of a sitting director for re-election. A potential director nominee recommended by a security holder will not be evaluated differently from any other potential nominee. Although it has not done so in the past, the Nominating and Corporate Governance Committee may retain search firms to assist in identifying suitable director candidates.

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

Each of Messrs. Bruce, Serbin and Lau are the members of the Compensation Committee. The Compensation Committee operates under a written charter, which is available on our website at http://www.lihuaintl.com. Mr. Serbin is Chairman of Compensation Committee. Our executive officers have no formal role in suggesting their salaries. During the fiscal year ended December 31, 201, the Compensation Committee met one time.

Compensation Committee Report

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears in Item 11 below with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2012.

Code of Ethics

We adopted a Corporate Code of Ethics and Conduct on December 31, 2007. The Code of Ethics is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others. A copy of the Code of Ethics is included as Exhibit 14.1 to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008. A copy of the Code of Ethics is available on our website at www.lihuaintl.com. A printed copy of the Code of Ethics may also be obtained free of charge by writing to us at our headquarters located at Houxiang Minying Industrial Park, Danyang City, Jiangsu Province, PRC 212312.

Meetings of the Board and Committees

During the fiscal year ended December 31, 2012, the Board of Directors met 4 times and took action by written consent on 4 occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting and all directors attended our 2012 Annual Meeting of Stockholders.

Communications with the Board of Directors

Stockholders can mail communications to the Board of Directors, c/o Hao Du, VP and Board Secretary, Lihua International, Inc., Houxiang Minying Industrial Park, Danyang City, Jiangsu Province, PRC 212312, who will forward the correspondence to each addressee.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We strive to provide our named executive officers with a competitive base salary that is in line with their roles and responsibilities.

We believe that other peer companies in the PRC which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We have looked at Fushi International (Dalian) Bimetallic Cable Co., Ltd., one of our suppliers, which, until December 2012, was listed on the Nasdaq Stock Market. The salaries of Fushi’s CEO and CFO are $225,000 and $180,000 per year, respectively. Fushi’s CEO and CFO are each entitled to 100% cash bonuses, according to their compensation plan. In addition, Fushi’s CFO is awarded 30,000 shares of stock and 150,000 stock options. Fushi has lower revenues than we do and therefore, taking this into consideration, we believe that the compensation of our executive officers is appropriate.

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

Name and Principal Position (1)	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards (5) ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mr. Jianhua Zhu,	2012	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000
CEO and President (2)	2011	191,667	-0-	-0-	-0-	-0-	-0-	-0-	191,667
	2010	180,000	-0-	-0-	-0-	-0-	-0-	-0-	180,000

Ms. Daphne Huang,	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
Chief Financial Officer (3)	2011	116,667	15,000	-0-	334,286	-0-	-0-	-0-	465,953
	2010	100,000	-0-	-0-	28,719	-0-	-0-	-0-	128,719

Mr. Yang “Roy” Yu,	2012	125,000	-0-	-0-	-0-	-0-	-0-	-0-	125,000
Former Chief Financial	2011	150,000	-0-	-0-	148,571	-0-	-0-	-0-	298,571
Officer (2), (4)	2010	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

Ms. Yaying Wang,	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000
Chief Operating Officer (2)	2011	158,333	-0-	-0-	-0-	-0-	-0-	-0-	158,333
	2010	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

(1)	Some of our named executive officers reside in the PRC and therefore may receive their annual compensation in RMB.
(2)	Messrs. Zhu and Yu and Ms. Wang entered into new employment agreements with the Company on October 23, 2011. Therefore, their salaries for the fiscal year ended December 31, 2011 are pro-rated in U.S. dollars from based on their salaries received before and after October 23, 2011.
(3)	Ms. Huang replaced Roy Yu as an executive officer of the Company on October 23, 2011. Therefore, Ms. Huang’s salary as Chief Financial Officer and Treasurer is pro-rated in U.S. dollars from October 23, 2011 through December 31, 2011. Ms. Huang’s compensation also includes those amounts received in her capacity as Executive Vice President of Finance and Director of Investor Relations from October 31, 2009 through October 22, 2011. Mr. Yu has resigned in November 2012.
(4)	Mr. Yu resigned in November 2012 and he received a salary only through the date of his resignation.
(5)	Reflects the aggregate grant date fair value of stock awards determined in accordance with ASC Topic 718.

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

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2012, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through December 31, 2013:

Cash Payments
Mr. Jianhua Zhu	$250,000	(1)
Daphne Huang	$100,000	(1)
Ms. Yaying Wang	$200,000	(1)

(1) Subject compliance with non-solicitation, non-compete, non-disclosure and non-use provisions of the executive’s employment agreement, as well as a general release.

Grants of Plan-Based Awards

The following table sets forth information regarding each award made to the named executive officers, under the Company’s 2009 Omnibus Securities and Incentive Plan during 2012.

2012 GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards in 2012.

Equity Compensation Plan Information

The following table summarizes our plan-based awards as of December 31, 2012.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders:
Options to purchase common stock	715,000	$5.25	2,267,083	(1)
Series B Warrants to purchase common stock	28,456	$4.80	-0-
Warrants to purchase common stock	255,500	$3.50	-0-
Total	998,956	$4.79	2,267,083

(1)	Based on 10% of the aggregate number of shares of the Common Stock issued and outstanding as of December 31, 2012, less aggregate options issued and outstanding as of December 31 2012, pursuant to Section 5.1 of the 2009 Omnibus securities and Incentive Plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2012.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Jianhua Zhu	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Daphne Huang	75,000		-0-	$4.50	10/23/2021	-0-	-0-	-0-	-0-
		75,000	-0-	$4.50	10/23/2021	-0-	-0-	-0-	-0-
		75,000	-0-	$4.50	10/23/2021	-0-	-0-	-0-	-0-
Yaying Wang	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2012 and shares of restricted stock that vested in 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($))
Jianhua Zhu	-0-	-0-	-0-	-0-
Daphne Huang	-0-	-0-	-0-	-0-
Yaying Wang	-0-	-0-	-0-	-0-

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director Compensation

The following table summarizes compensation that our non-employee directors earned during 2012 for services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Bruce(2)	60,000	-	45,935	-	-	—	105,935
Jonathan P. Serbin(2)	48,000	-	45,935	-	-	-	93,935
Kelvin Lau (2)(3)	48,000	-	45,935	-	-	-	93,935

(1)	Reflects the aggregate grant date fair value to option awards granted to the directors, determined in accordance with ASC Topic 718.
(2)	Pursuant to one-year agreements dated June 3, 2011, between the Company and each of Robert Bruce, Kelvin Lau and Jonathan Serbin, each of Messrs. Bruce, Lau and Serbin received an option to purchase up to 20,000 shares of common stock of the Company and an annual cash fee of $48,000 paid quarterly. Additionally, Mr. Bruce received quarterly, cash payments of $12,000 per year for serving as Chair of the Audit Committee. The Company will also reimburse each of Messrs. Bruce, Lau and Serbin for (i) expenses related to his attending meetings of the Board of Directors, meetings of committees of the Board of Directors, executive sessions, stockholder meetings, and other Company-related travel, and (ii) up to $3,000 in expenses related to attending bona fide director education seminars that each director, in his discretion, may select. The stock options granted to each of Messrs. Bruce, Lau and Serbin in 2012 have an exercise price of $5.63 per share, such options vesting in equal installments on July 14, 2012, October 14, 2012, January 14, 2013 and April 14, 2013, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 13, 2013 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 13, 2013, we had 29,820,836 shares of common stock issued and outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Unless otherwise noted, the principal address of each of the stockholders, directors and officers listed below is c/o Lihua Holdings Limited, Houxiang Minying Industrial Park, Danyang City, Jiangsu Province, PRC 212312, China.

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 13, 2013 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (2) (3)

Magnify Wealth Enterprises Limited (4)(5)	13,680,000	45.9%

CMHJ Technology Fund II, L.P. (6)	1,728,807	5.8%

Jianhua Zhu (5)	13,680,000	45.9%

Yaying Wang (7)	13,680,000	45.9%

Robert C. Bruce (8)	61,000	*

Jonathan P. Serbin (9)	60,000	*

Siu Ki “Kelvin” Lau (10)	55,000	*

Daphne Huang (11)	240,000	*

Jon D. Gruber (12)	1,764,010	5.9%

J. Patterson McBaine (12)	1,784,360	6.0%

All Directors and Executive Officers, as a group (6 persons)	14,096,000	46.7%

* Less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.
(2)	Based upon 29,820,836 shares of Common Stock issued and outstanding.
(3)	In determining the percent of Common Stock beneficially owned on March 13, 2013, (a) the numerator is the number of shares of Common Stock beneficially owned (including shares that the stockholder has the right to acquire within 60 days of March 13, 2013), and (b) the denominator is the sum of (i) the 29,820,836 shares outstanding on March 13, 2013, and (ii) the number of shares of Common Stock which such stockholder has the right to acquire within 60 days of March 13, 2013.
(4)	The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands. As the sole director of Magnify Wealth, Mr. Zhu, our CEO and President has sole voting and investment power over the shares.
(5)	Includes 13,680,000 shares owned by Magnify Wealth, of which Mr. Zhu, as the sole director of Magnify Wealth, has sole voting and investment power over the shares. Mr. Zhu is deemed to beneficially own all of the 13,680,000 shares of common stock owned by Magnify Wealth as a result of the vesting in full of Mr. Zhu’s option to purchase all 3,000 shares of Magnify Wealth (the “Option Shares”) at $1.00 per share. While the option to purchase the Option Shares has vested in full, Mr. Zhu has not yet exercised the option.
(6)	CMHJ Partners L.P., a Cayman Islands limited partnership (“CMHJ Partners”) and the general partners of CMHJ Technology Fund II, L.P. (the “Fund”), and CMHJ Partners Ltd., a Cayman Islands limited liability company (“CMHJ”) and the general partner of CMHJ Partners, share voting and investment power with the Fund with respect to the shares beneficially owned by the Fund. CMHJ Partners and CMHJ may each be deemed to beneficially own the shares of common stock held by the Fund. CMHJ Partners and CMHJ each disclaims beneficial ownership of such shares. The address for CMHJ is Suite 803, Lippo Plaza 222 HuaiHaiZhong Road Shanghai 200021, PRC based on the Schedule 13G/A filed by CMHJ Partners L.P. on February 14, 2011.
(7)	As Mr. Zhu’s wife, Ms. Wang is deemed to be the beneficial owner of all shares of common stock beneficially owned by Mr. Zhu as a result of the vesting of 100% of Mr. Zhu’s Option Shares. Ms. Wang disclaims beneficial ownership over the remaining 2,569,115 shares owned by Magnify Wealth over which Mr. Zhu has sole voting and investment power.

(8)	Consists of 2,000 shares of common stock held by Mr. Bruce’s wife, 9,000 shares of common stock held directly by Mr. Bruce and 50,000 shares of common stock underlying options held by Mr. Bruce.
(9)	Consists of 60,000 shares of common stock underlying options.
(10)	Consists of 55,000 shares of common stock underlying options.
(11)	Consists of 240,000 shares of stock underlying options.
(12)	Based on the Schedule 13G/A filed February 17, 2012, Jon D. Gruber and J. Patterson McBane are each managers of Gruber and McBaine Capital Management, LLC, with a business address of 50 Osgood Place, Penthouse, San Francisco, CA 94133.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(1)	Sales

For the years ended December 31, 2012, 2011 and 2010, sales included nil, $620,295 and $1,991,430, respectively that were made from Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

(2)	Loans

On May 19, 2011, Magnify Wealth, an entity affiliated with Mr. Jianhua Zhu, the Chief Executive Officer and Chairman of the Company, agreed to loan the Company up to $4 million pursuant to the terms of a demand promissory note (the “Note”) to partially fund the Company’s previously announced $15 million stock repurchase program to make open market purchases of the Company’s common stock (the “Repurchase Program”). While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to US dollars, such that the Company has encountered difficulty funding the Repurchase Program with US dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in US dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company.

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

On January 9 and March 15, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon approval by our board of directors, Magnify Wealth loaned US$1 million and $0.6 million, respectively, under the Note, of which RMB6.3 million and RMB3.8 million were repaid on January 9 and March 31, 2012, respectively, in RMB, at the average rate of 6.3126 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon approval by our board of directors, Magnify Wealth loaned US$0.5 million and $0.9 million, respectively, under the Note, of which RMB3.15 million and RMB5.65 million were repaid, respectively, in RMB, at the average rate of 6.2916 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of December 31, 2012, there was no outstanding loan under the Note.

(3)    Amount due to a related party

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to Crowe Horwath (HK) CPA Limited (“Crowe”) during the years ended December 31, 2011 and 2012:

	2011	2012
Audit Fees	$399,000	$453,000
Audit Related Fees	$15,500	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees were for professional services rendered by Crowe for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Forms 10-Q, and services that are normally provided by Crowe in connection with statutory and regulatory filings or engagements for that fiscal year.

Audit related fees consist of services provided by Crowe that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1) The financial statements listed on the Financial Statements’ Table of Contents

(2) Not applicable

(b)   Exhibits

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.2		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.3		Share Transfer Agreement, dated October 22, 2008 (5)
10.4		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.5		2010 Independent Director Agreement, Robert Bruce (9)
10.6		2010 Independent Director Agreement, Jonathan Serbin(9)
10.7		2010 Independent Director Agreement, Kelvin Lau (9)
10.8		Land Expropriation Contract dated November 5, 2010 (6)
10.9		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (9)
10.10		Demand Note to Magnify Wealth Enterprise Limited, dated May 19, 2011 (10)
10.11		2011 Independent Director Agreement, Robert Bruce (12)
10.12		2011 Independent Director Agreement, Jonathan Serbin (12)
10.13		2011 Independent Director Agreement, Kelvin Lau (12)
10.14		Jianhua Zhu Employment Agreement, dated October 23, 2011 (11)
10.15		Daphne Huang Employment Agreement, dated October 23, 2011 (11)
10.16		Yang “Roy” Yu Employment Agreement, dated October 23, 2011 (11)
10.17		Yaying Wang Employment Agreement, dated October 23, 2011 (11)
14		Code of Business Conduct and Ethics (7)
21		List of Subsidiaries (8)
23.1	+	Consent of Crowe Horwath (HK) CPA Limited
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.
(9)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2011
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: March 18, 2013	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2013	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 18 2013	By:	/s/ Daphne Huang
	Name:	Daphne Huang
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: March 18, 2013	By:	/s/Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: March 18, 2013	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: March 18, 2013	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: March 18, 2013	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.2		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.3		Share Transfer Agreement, dated October 22, 2008 (5)
10.4		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.5		2010 Independent Director Agreement, Robert Bruce (9)
10.6		2010 Independent Director Agreement, Jonathan Serbin (9)
10.7		2010 Independent Director Agreement, Kelvin Lau (9)
10.8		Land Expropriation Contract dated November 5, 2010 (6)
10.9		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (9)
10.10		Demand Note to Magnify Wealth Enterprise Limited, dated May 19, 2011 (10)
10.11		2011 Independent Director Agreement, Robert Bruce (12)
10.12		2011 Independent Director Agreement, Jonathan Serbin (12)
10.13		2011 Independent Director Agreement, Kelvin Lau (12)
10.14		Jianhua Zhu Employment Agreement, dated October 23, 2011(11)
10.15		Daphne Huang Employment Agreement, dated October 23, 2011 (11)
10.16		Yang “Roy” Yu Employment Agreement, dated October 23, 2011 (11)
10.17		Yaying Wang Employment Agreement, dated October 23, 2011 (11)
14		Code of Business Conduct and Ethics (7)
21		List of Subsidiaries (8)
23.1	+	Consent of Crowe Horwath (HK) CPA Limited
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.
(9)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2011
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Crowe Horwath (HK) CPA Limited	F – 1

Consolidated Balance Sheets	F – 2

Consolidated Statements of Income and Comprehensive Income	F – 3

Consolidated Statements of Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F-6 – F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lihua International, Inc.

We have audited the accompanying consolidated balance sheets of Lihua International, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Lihua International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lihua International, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lihua International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Lihua International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath (HK) CPA Limited

Hong Kong, China

March 18, 2013

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	As of December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,300,290	$105,637,627
Accounts receivable, net	45,284,923	31,082,460
Prepayments for raw material purchases	19,569,239	21,882,977
Other receivables, deposits and prepayments	559,955	1,882,864
Prepaid land use rights – current portion	406,026	405,034
Deferred income tax assets	24,948	200,588
Inventories	17,844,405	15,502,246
Total current assets	227,989,786	176,593,796
OTHER ASSETS
Property, plant and equipment, net	47,197,115	20,565,875
Construction in progress	175,006	18,794,910
Deposits for plant and equipment	-	3,428,082
Prepaid land use rights – long-term portion	18,546,658	18,906,280
Intangible assets	3,332	170
Total non-current assets	65,922,111	61,695,317
Total assets	$293,911,897	$238,289,113

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,891,110	$6,066,261
Other payables and accruals	4,937,404	6,370,833
Income taxes payable	5,797,188	4,607,533
Dividend payable	-	992,846
Warrant liabilities	354,000	615,000
Total current liabilities	14,979,702	18,652,473
Total liabilities	14,979,702	18,652,473

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
30,084,883 shares issued and 29,820,836 shares outstanding as of December 31, 2012 (2011: 30,036,481 shares issued and 29,772,434 shares outstanding), respectively	3,008	3,003
Additional paid-in capital	79,257,921	78,564,128
Treasury stock, at cost, 264,047 shares and 264,047 as of December 31, 2012 and 2011, respectively	(2,126,597)	(2,126,597)
Statutory reserves	14,566,846	10,418,476
Retained earnings	170,163,120	116,369,487
Accumulated other comprehensive income	17,067,897	16,408,143
Total stockholders' equity	278,932,195	219,636,640
Total liabilities and stockholders' equity	$293,911,897	$238,289,113

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2012	2011	2010

NET REVENUE	$853,766,541	$637,093,439	$370,531,685

Cost of sales	(764,218,167)	(561,379,767)	(308,429,530)

GROSS PROFIT	89,548,374	75,713,672	62,102,155

Selling expenses	(2,954,460)	(2,485,978)	(2,058,323)
General and administrative expenses	(8,621,494)	(6,650,142)	(5,747,178)

Income from operations	77,972,420	66,577,552	54,296,654

Other income (expenses):
Interest income	547,679	522,722	253,964
Interest expenses	-	(143,779)	(131,106)
Foreign exchange differences	109,638	234,763	(112,443)
Gain on extinguishment of warrant liabilities	73,291	88,777	186,897
Change in fair value of warrants	(124,000)	3,062,575	(1,448,819)
Other income (expenses)	93,819	114,623	(79,596)
Total other income (expenses)	700,427	3,879,681	(1,331,103)

Income before income taxes	78,672,847	70,457,233	52,965,551
Provision for income taxes	(20,730,844)	(17,323,700)	(14,499,576)

NET INCOME	$57,942,003	$53,133,533	$38,465,975

OTHER COMPREHENSIVE INCOME:

Foreign currency translation adjustments	659,754	9,152,577	4,626,336

COMPREHENSIVE INCOME	$58,601,757	$62,286,110	$43,092,311

Net income per share
Basic	$1.94	$1.78	$1.38
Diluted	$1.93	$1.77	$1.34

Weighted average number of shares outstanding
Basic	29,815,943	29,816,871	27,956,451
Diluted	29,965,811	30,076,130	28,671,363

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2010	24,154,083	$2,416	$28,692,812	$5,400,994	$-	$30,780,307	$2,629,230	$67,505,759

Net income	-	-	-	-	-	38,465,975	-	38,465,975
Foreign currency translation adjustment	-	-	-	-	-	-	4,626,336	4,626,336
Issuance of common stock in public offering	4,285,715	428	32,069,089	-	-	-	-	32,069,517
Exercise of warrants	945,528	94	10,081,170	-	-	-	-	10,081,264
Share-based payments to employees and directors	-	-	408,772	-	-	-	-	408,772
Appropriation of statutory reserves	-	-	-	2,155,193	-	(2,155,193)	-	-

At December 31, 2010	29,385,326	$2,938	$71,251,843	$7,556,187	$-	$67,091,089	$7,255,566	$153,157,623

Net income	-	-	-	-	-	53,133,533	-	53,133,533
Foreign currency translation adjustment	-	-	-	-	-	-	9,152,577	9,152,577
Exercise of warrants	651,155	65	6,814,073	-	-	-	-	6,814,138
Repurchase of common stock	(264,047)	-	-	-	(2,126,597)	-	-	(2,126,597)
Common stock dividend	-	-	-	-	-	(992,846)	-	(992,846)
Share-based payments to employees and directors	-	-	498,212	-	-	-	-	498,212
Appropriation of statutory reserves	-	-	-	2,862,289	-	(2,862,289)	-	-

At December 31, 2011	29,772,434	$3,003	$78,564,128	$10,418,476	$(2,126,597)	$116,369,487	$16,408,143	$219,636,640

Net income	-	-	-	-	-	57,942,003	-	57,942,003
Foreign currency translation adjustment	-	-	-	-	-	-	659,754	659,754
Exercise of warrants	48,402	5	311,704	-	-	-	-	311,709
Share-based payments to employees and directors	-	-	382,089	-	-	-	-	382,089
Appropriation of statutory reserves	-	-	-	4,148,370	-	(4,148,370)	-	-

At December 31, 2012	29,820,836	$3,008	$79,257,921	$14,566,846	$(2,126,597)	$170,163,120	$17,067,897	$278,932,195

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,942,003	$53,133,533	$38,465,975
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,669,077	2,294,159	2,171,961
Loss on disposal of property, plant and equipment	-	-	124,196
Share-based compensation	382,089	498,212	408,772
Gain on extinguishment of warrant liabilities	(73,291)	(88,777)	(186,897)
Change in fair value of warrants	124,000	(3,062,575)	1,448,819
Deferred income tax benefits	175,379	(65,136)	(25,638)
(Increase) decrease in assets:
Accounts receivable	(14,065,887)	3,487,873	(21,166,870)
Bills receivable	-	541,989	(517,114)
Prepayments for raw material purchases	2,357,227	(21,347,998)	-
Other receivables, deposits and prepayments	1,321,844	(1,814,309)	475,790
Inventories	(2,294,323)	1,442,579	1,880,784
Increase (decrease) in liabilities:
Accounts payable	(2,180,647)	(246,640)	915,611
Other payables and accruals	198,772	(782,013)	2,433,980
Income taxes payable	1,173,326	(612,900)	3,275,329
Net cash provided by operating activities	48,729,569	33,377,997	29,704,698

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and construction in progress	(9,365,100)	(16,965,626)	(2,258,580)
Deposits for plant and equipment	-	(3,344,274)	-
Proceeds from disposal of fixed assets	-	-	153,095
Payments for land use rights	-	-	(9,938,585)
Net cash used in investing activities	(9,365,100)	(20,309,900)	(12,044,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of common stock dividend	(992,846)	-	-
Repayments of short-term bank loans	-	(2,322,413)	-
Release of restricted cash related to private placement	-	-	575,000
Repurchase of common stock	-	(2,126,597)	-
Proceeds from exercise of warrants	-	1,898,050	3,226,300
Proceeds from public offering of common stock, net of expenses	-	-	32,069,517
Net cash (used in) provided by financing activities	(992,846)	(2,550,960)	35,870,817
Foreign currency translation adjustment	291,040	4,511,150	2,463,057
INCREASE IN CASH AND CASH EQUIVALENTS	38,662,663	15,028,287	55,994,502
CASH AND CASH EQUIVALENTS, at the beginning of the year	105,637,627	90,609,340	34,614,838
CASH AND CASH EQUIVALENTS, at the end of the year	$144,300,290	$105,637,627	$90,609,340
MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$382,089	$498,212	$408,772
Issuance of common stock to settle warrant liabilities	311,709	4,916,088	6,854,964
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$143,779	$131,106
Cash paid for income taxes	$19,569,241	$18,056,035	$11,198,079

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

As of December 31, 2012, details of the subsidiaries of the Company are as follows:

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

Ally Profit was incorporated in the British Virgin Islands on March 12, 2008. In June 2008, pursuant to a restructuring plan set out below, Ally Profit has become the holding company of a group of companies comprising Lihua Holdings, a company incorporated in Hong Kong, which holds 100% of the equity interests in each of Lihua Electron and Lihua Copper, each a limited liability company organized under the existing laws of the PRC.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION- CONTINUED

(C)	RESTRUCTURING

In June 2008, pursuant to a restructuring plan (“Restructuring”) intended to ensure compliance with the PRC rules and regulations, Ally Profit through its directly wholly-owned subsidiary Lihua Holdings, acquired 100% of the equity interests in Lihua Electron and Lihua Copper from companies controlled by Mr. Zhu and other minority shareholders.

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

As part of the Restructuring, Mr. Zhu and Mr. Chu entered into a Share Transfer Agreement dated October 22, 2008, pursuant to which Mr. Chu granted to Mr. Zhu the option to purchase all of the 3,000 ordinary shares of Magnify Wealth held by Mr. Chu at the nominal price of $1.00 per share (the “Option Shares”). Pursuant to the Share Transfer Agreement, the Option Shares vested and became exercisable upon Lihua Electron and Lihua Copper attaining consolidated net income performance targets for fiscal 2008, 2009, and 2010 of $8 million (“2008 Target”), $11 million and $14 million, respectively. If each performance target was met, the Option Shares would have vested 25%, 25% and 50%, respectively, 45 days after December 31 of each respective year.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION– CONTINUED

(C)	RESTRUCTURING – CONTINUED

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2012, 2011and 2010 include the allowance for doubtful accounts, the useful life of property, plant and equipment and intangible assets, recoverability of the carrying values of property, plant and equipment and the fair values of share-based payments and warrants granted in connection with the private placement of preferred stock in 2008 and the public offering of common stock in 2009.

Cash and cash equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less.  Because of the short maturity of these investments, the carrying amounts approximate their fair value.  Restricted cash is excluded from cash and cash equivalents.

Accounts receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.   The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Construction in progress

Construction in progress includes direct costs of construction of buildings and equipment.  Interest incurred during the period of construction, if material, is also capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Prepaid land use rights

Prepaid land use rights represent lump sum payments for land use rights in the PRC.  The amount is expensed over the period the of land use rights of 50 years.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the years ended December 31, 2012, 2011 and 2010, research and development costs were $1,779,018, $954,299 and $184,441, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expense were $856, $17,138 and $5,265 for the years ended December 31, 2012, 2011 and 2010, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the years ended December 31, 2012, 2011 and 2010 were $2,343,646, $2,051,193 and $1,630,898, respectively.

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

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other tax authorities in the locations where it operates. The Company assesses potentially unfavorable outcomes of such examinations based on the criteria of FASB ASC 740-10-25-5 through 740-10-25-7 and 740-10-25-13 which the Company adopted on January 1, 2007. The interpretation prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency

The Company has its local currency, Renminbi (“RMB”), as its functional currency.  The Company’s subsidiaries maintain their books and records in their functional currency, RMB.  The consolidated financial statements of the Company are translated from RMB into United States dollars (“U.S. Dollars” or “US$” or “$”). Accordingly, assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of operations and cash flows are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	2012	2011	2010
Balance sheet items, except for equity accounts	US$1=RMB6.2855	US$1=RMB6.3009	US$1=RMB6.6227
Items in the statements of income and cash flows	US$1=RMB6.3125	US$1=RMB6.4588	US$1=RMB6.7695

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

The Company believes that during the years ended December 31, 2012, 2011 and 2010, it operated mainly in one business segment – Manufacturing and sales of refined copper rod and copper anode, as well as copper clad aluminum (CCA) wire and copper wire produced from refined copper rod.  Throughout the years ended December 31, 2012, 2011 and 2010 all of the Company’s operations were carried out mainly in one geographical segment - China.

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

Dividends

Dividends are recognized when declared.

PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. The Company’s PRC subsidiaries can only distribute dividends after they have met the PRC requirements for appropriation to statutory reserves. The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of the RMB into foreign exchange and through restrictions on foreign trade. As the majority of the Company’s revenues are in RMB, any restrictions on currency exchange may limit the Company’s ability to use revenue generated in RMB to fund its business activities outside China or to make dividend payments in U.S. dollars.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Recent accounting pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The Company’s financial instruments include cash equivalents, trade receivables and payables, prepayments and other current assets, other payables and accruals. The carrying value of the Company’s short-term financial instruments approximates their fair value because of their short maturities.

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2012:

		Fair value measurements at reporting date using
Items	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$354,000	$-	$354,000	$-

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2011:

		Fair value measurements at reporting date using
Items	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$615,000	$-	$615,000	$-

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2010 to December 31, 2012 are summarized as follows:

Warrant liability (Level 2)
Balance at January 1, 2010	$14,275,483
Change in fair value included in earnings	1,448,819
Exercise of warrants	(7,041,861)
Balance at December 31, 2010	8,682,441
Change in fair value included in earnings	(3,062,575)
Exercise of warrants	(5,004,866)
Balance at December 31, 2011	615,000
Change in fair value included in earnings	124,000
Exercise of warrants	(385,000)
Balance at December 31, 2012	$354,000

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011.

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

For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model using the following assumptions to value the derivative instruments at inception and on subsequent valuation dates:

	December 31, 2012	December 31, 2011
Series A and B Warrants
Market price of common stock:	$4.39	$4.76
Exercise price:	$3.50	$3.50
Remaining contractual life (years):	0.83	1.83
Dividend yield:	–	–
Expected volatility:	51.41%	39.58%
Risk-free interest rate:	0.13%	0.22%
Fair value – Series A and B Warrants	$319,000	$586,000
Underwriter Warrants
Market price of common stock:	$4.39	$4.76
Exercise price:	$4.80	$4.80
Remaining contractual life (years):	1.68	2.68
Dividend yield:	−	−
Expected volatility:	61.26%	36.39%
Risk-free interest rate:	0.21%	0.32%
Fair value – Underwriter Warrants	$35,000	$29,000
Fair value – Total	$354,000	$615,000

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

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

Exercise date:	January 14,	March 12,	October 27,	November 26,	December 30,
Market price of common stock:	$10.26	$9.4	$10.92	$11.96	$11.26
Exercise warrants:	700,000	6,000	35,880	211,500	10,300
Exercise price:	$3.50	$3.50	$4.80	$3.50	$3.50
Remaining contractual life (years):	3.79	3.63	3.85	2.93	2.83
Dividend yield:	–	–	–	–	–
Expected volatility:	41.12%	41.70%	42.23%	46.49%	46.30%
Risk-free interest rate:	1.87%	1.77%	0.91%	0.75%	0.97%
Fair values:	$6.9482	$6.2975	$6.7131	$8.5925	$7.9760
Gain on extinguishment of warrant liabilities	$131,744	$3,625	$21,281	$28,022	$2,225

In 2011, 542,300 warrants were exercised at $3.50 each in cash and 187,164 warrants were exercised on a cashless basis to purchase 108,855 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $88,777 was recognized. For details, please refer to the following table.

Exercise date:	January 14,	March 3,	March 14,	March 17,	April7,	December 21,
Market price of common stock:	$10.64	$10.98	$10.19	$9.79	$8.39	$5.00
Exercise warrants:	549,300	20,000	28,814	74,000	44,850	12,500
Exercise price:	$3.50	$3.50	$4.80	$3.50	$4.80	$3.50
Remaining contractual life (years):	2.79	2.66	3.47	2.62	3.41	1.86
Dividend yield:	–	–	–	–	–	1.19%
Expected volatility:	46.34%	48.00%	44.05%	48.54%	44.05%	39.58%
Risk-free interest rate:	0.90%	1.09%	1.27%	0.86%	1.46%	0.22%
Fair values:	$7.2301	$7.7083	$6.0599	$6.5324	$4.4485	$1.7342
Gain (loss) on extinguishment of warrant liabilities	$48,210	$8,153	$5,722	$(1,361)	$26,531	$1,522

In 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $73,291 was recognized.  For details, please refer to the following table.

Exercise date:	February 7,
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.50
Remaining contractual life (years):	1.73
Dividend yield:	-%
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2012	2011
Accounts receivable	$45,284,923	$31,082,460
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$45,284,923	$31,082,460

As of December 31, 2012 and 2011, there were no accounts receivable aged greater than 90 days, and management has determined that no allowance for doubtful debts was necessary.

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of December 31, 2012, such prepayments were $19,569,239.

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	As of December 31,
	2012	2011
Prepaid research and development costs	$200,376	$1,154,704
Prepaid insurance	162,000	123,250
Other receivables	118,031	24,675
Utility deposits	79,548	79,354
Recoverable input VAT	-	467,858
Other prepayments	-	33,023
Less: Allowance for valuation and doubtful debts	-	-
	$559,955	$1,882,864

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of December 31, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2012 and 2011, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2012	2011
Raw materials	$12,906,713	$9,371,850
Work in progress	419,695	556,816
CCA and copper wire	2,947,584	2,925,769
Copper rod and anode	1,570,413	2,647,811
	$17,844,405	$15,502,246

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 8	INTANGIBLE ASSETS

	As of December 31,
	2012	2011
Computer software, cost	$15,524	$11,688
Less: Accumulated amortization	(12,192)	(11,518)

	$3,332	$170

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $644, $3,595 and $3,154, respectively.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights for the years ended December 31, 2012, 2011 and 2010 were $404,207, $395,052 and $206,912, respectively.  The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $405,944 per annum.

As of December 31, 2012, prepaid land use rights included RMB32,399,100 ($5,154,578) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of December 31, 2012, RMB2,399,100 ($381,688), included as other payables and accruals as of December 31, 2012 and 2011, remained unpaid. Apart from the payment of $5,154,578 to the local authority, the Company also paid $5,772,149 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,100 ($381,688). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu in 2013. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2012	2011
Cost:
Buildings	$34,264,012	$11,399,913
Office equipment	415,007	383,797
Motor vehicles	696,015	688,283
Machinery	21,545,892	15,597,187
Total cost	56,920,926	28,069,180
Less: Accumulated depreciation	(9,723,811)	(7,503,305)
Net book value	$47,197,115	$20,565,875

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $3,264,226, $1,895,512 and $1,961,895, respectively.

During the year ended December 31, 2012, the Company completed construction of new production factories, warehouses and three new copper anode smelters and resulted a transfer from construction in progress to property, plant and equipment of approximately $27.9 million.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	As of December 31,
	2012	2011
Construction of equipment	$175,006	$2,100,659
Construction of buildings	-	16,694,251

	$175,006	$18,794,910

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	As of December 31,
	2012	2011
Construction cost payable	$1,958,204	$3,598,053
Other taxes payable	1,768,702	1,450,360
Accrued staff costs	763,430	667,969
Other payables	447,068	654,451

	$4,937,404	$6,370,833

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 13	COMMON STOCK, TREASURY STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

Common Stock and Treasury Stock

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

On November 9, 2011, the Company announced that the Board of Directors had adopted a resolution to approve the Company’s proposed distribution of a special dividend to the shareholders of the Company of record as of December 31, 2011 and March 31, 2012. The Company accrued a dividend payable of $992,846 as of December 31, 2011. On January 13, 2012 and April 13, 2012, the Company distributed and paid dividends amounting to $498,757 and $494,089 to its shareholders of record as of December 31, 2011 and March 31, 2012 (except for Magnify Wealth (note 1(B)) which agreed to waive its entitlements).

Series A Redeemable Convertible Preferred Stock

The Company’s Certificate of Incorporation grants the Board of Directors the authority, without any further vote or action by stockholders, to issue preferred stock in one or more series, fix the number of shares constituting the series and establish the preferences, limitations and relative rights, including dividend rights, dividend rate, voting rights, terms of redemption, redemption price or prices, redemption rights and liquidation preferences of the shares of the series.

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

On September 9, 2009, pursuant to the completion of the Public Offering, as discussed below, and in accordance with the terms of the Preferred Shares, all outstanding shares of the Preferred Stock were automatically converted into 6,818,182 shares of Common Stock.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

Series A Warrants

In conjunction with the issuance of the Preferred Shares, the Company issued Series A Warrants to purchase up to 1,500,000 shares of Common Stock at an exercise price of $3.50 per share. The Series A Warrants have a term of exercise expiring 5 years from October 31, 2008. The Series A Warrants at the option of the holder, may be exercised by cash payment of the exercise price or, commencing 18 months following the closing of the Private Placement, if the per share market value of one share of Common Stock is greater than the exercise price and a registration statement under the Securities Act of 1933, as amended, covering the shares of Common Stock underlying the Series A Warrants is not then declared ineffective by the SEC, in lieu of exercising the Series A Warrants by payment of cash, a holder may exercise the Series A Warrant by a cashless exercise by surrender of the Series A Warrant, in which event the Company will issue to the holder a number of shares of our Common Stock computed using the following formula:

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

In conjunction with the Public Offering, the Company issued warrants to the underwriters to purchase up to 138,000 shares of the Company’s Common Stock at a strike price of $4.80 per share (“Underwriter Warrants”). These warrants are exercisable at any time during a 5-year term commencing on the date that is six months from September 4, 2009. The shares underlying these warrants will have registration rights upon the Company proposing to register any of its securities (other than in connection with a registration on Form S-4 or S-8 or any successor forms). These warrants contain standard anti-dilution provisions for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.

Warrants issued and outstanding at December 31, 2012, and changes during the three years then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2010	2,102,100	$3.59	3.93	1,964,100	$3.50	3.86
Granted / Vested	-
Forfeited	-
Exercised	(963,680)	3.55
Balance, December 31, 2010	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91
Granted / Vested	-
Forfeited	-
Exercised	(729,464)	3.63
Balance, December 31, 2011	408,956	$3.59	1.89	408,956	$3.59	1.89
Granted / Vested	-
Forfeited	-
Exercised	(125,000)	3.50
Balance, December 31, 2012	283,956	$3.63	0.91	283,956	$3.63	0.91

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 14	SHARE-BASED COMPENSATION

Common Stock awarded to Employees by a Majority Shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, the Company’s then Chief Financial Officer, Mr. Yu was entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on each of the first, second and third anniversary of the consummation of the Share Exchange. In 2011, all the 450,000 shares have been released to Mr. Yu. In connection with these share-based payments to Mr. Yu, the Company recognized compensation expense of $nil, $211,875 and $254,250 based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the years ended December 31, 2012, 2011, and 2010, respectively.

.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 14	SHARE-BASED COMPENSATION – CONTINUED

On October 23, 2011, Mr. Yu entered into a new employment agreement with Lihua Electron to serve as Executive Vice President of Finance of Lihua Electron and of the Company. The agreement is for a one-year term, renewable annually at the Company’s option up to an additional two years. Mr. Yu will receive annual cash compensation of $150,000 and will be awarded a stock option to purchase up to 100,000 shares of common stock at $4.50 per share, which shall vest in installments of 40,000, 30,000 and 30,000 shares on October 23, 2012, 2013 and 2014, respectively, so long as Mr. Yu is serving as Executive Vice President of Finance, or as an officer of the Company at each such time, and will expire 10 years from the date of grant. Mr. Yu resigned on November 7, 2012.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $382,089, $286,337 and $174,927for the years ended December 31, 2012, 2011 and 2010, respectively.

Options issued and outstanding at December 31, 2012, 2011, and 2010and their movements during the three years are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at January 1, 2010	65,000	$4.06	$415,450	9.20
Granted	60,000	8.49	-	10.00
Exercised	-
Expired	-
Forfeited	(10,000)	2.20
Outstanding at December 31, 2010	115,000	$6.74	$517,450	9.00
Granted	600,000	4.85	-	10.00
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2011	715,000	$5.16	$213,300	9.43
Granted	60,000	5.63	-	10.00
Exercised	-
Expired	-
Forfeited	(60,000)	4.50
Outstanding at December 31, 2012	715,000	$5.25	$65,700	8.47
Exercisable at December 31, 2012	415,000	$5.71	$65,700	8.18

•	The intrinsic value of the stock options at December 31, 2012, 2011 and 2010 is the amount by which the market value of the Company’s common stock of $4.39, $4.76 and $11.24 as of December 31, 2012, 2011 and 2010 exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended December 31, 2012, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, statutory reserve activity is as follows:

Balance – January 1, 2010	$5,400,994
Addition to statutory reserves	2,155,193
Balance – December 31, 2010	7,556,187
Addition to statutory reserves	2,862,289
Balance – December 31, 2011	10,418,476
Addition to statutory reserves	4,148,370
Balance – December 31, 2012	$14,566,846

NOTE 16	OTHER INCOME (EXPENSES)

	Year ended December 31,
	2012	2011	2010

Government subsidies	$95,128	$-	$-
Gain on sale of scraps	-	13,520	16,145
Donation	-	-	(41,872)
Other	(1,309)	101,103	(53,869)

	$93,819	$114,623	$(79,596)

NOTE 17	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Lihua is subject to taxes in the U.S.

Ally Profit being incorporated in the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

Lihua Holdings is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the three years ended December 31, 2012. However, as Lihua Holdings has not generated any revenue or income, no provision for Hong Kong income tax has been made.

The Company’s two operating subsidiaries, Lihua Electron and Lihua Copper, are generally subject to PRC enterprise income tax (“EIT”). Both Lihua Electron and Lihua Copper are subject to an EIT rate of 25% for the three years ended December 31, 2012 under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 17	INCOME TAXES– CONTINUED

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to the Company for the years ended December 31, 2010, 2011 and 2012, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2012 and 2011. Total undistributed earnings of these PRC subsidiaries at December 31, 2012 were RMB1,297,852,922 ($206,483,641).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	Year ended December 31,
	2012	2011	2010
PRC income tax:
Current	$20,555,465	$17,388,836	$14,525,214
Deferred	175,379	(65,136)	(25,638)

	$20,730,844	$17,323,700	$14,499,576

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2012	2011	2010

Pre-tax income	$78,672,847	$70,457,233	$52,965,551

United States federal corporate income tax rate	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	26,748,768	23,955,459	18,008,287
Reconciling items:
Loss not recognized as deferred tax assets	1,155,378	771,079	989,985
Non-deductible expenses	197,375	175,696	82,520
Change in fair value of warrants	17,241	(1,071,460)	429,053
Rate differential for PRC earnings	(7,399,559)	(6,260,780)	(5,126,705)
Other	11,641	(246,294)	116,436

Effective tax expense	$20,730,844	$17,323,700	$14,499,576

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 17	INCOME TAXES – CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	As of December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforward	$4,786,510	$3,631,132
Unrealized intercompany profit in inventory	24,948	13,142
Accrued R&D expenses	-	187,446
Less: Valuation allowance	(4,786,510)	(3,631,132)

	$24,948	$200,588

As of December 31, 2012 and 2011, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carryforwards of $14,077,971 and $10,679,801, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of December 31, 2012 and 2011, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rates in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2012, 2011 and 2010, and no provision for interest and penalties is deemed necessary as of December 31, 2012 and 2011.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 18	EARNINGS PER SHARE

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2012	2011	2010

Income available to common stockholders:
- Basic and diluted	$57,942,003	$53,133,533	$38,465,975
Weighted average number of shares:
- Basic	29,815,943	29,816,871	27,956,451
- Effect of dilutive securities - warrants, options and convertible preferred stock	149,868	259,259	714,912
- Diluted	29,965,811	30,076,130	28,671,363
Net income per share
- Basic	$1.94	$1.78	$1.38
- Diluted	$1.93	$1.77	$1.34

NOTE 19	RELATED PARTY TRANSACTIONS

(1)	Sales

For the years ended December 31, 2012, 2011 and 2010, sales included nil, $620,295 and $1,991,430, respectively, that were made from Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

(2)	Loans

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 19	RELATED PARTY TRANSACTIONS– CONTINUED

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

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $0.5 million and $0.9 million, respectively, under the Note, of which RMB3.15 million and RMB5.65 million were repaid, respectively, at the average rate of 6.2916 RMB per US dollars, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of December 31, 2012 and 2011, there was no outstanding loan under the Note.

(3)	Amount due to a related party

In June 2011, Mr. Jianhua Zhu loaned the Company $140,000. The loan was unsecured and non-interest bearing. The loan was repaid in August 2011.

NOTE 20	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2012 and 2011, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2012, 2011, and 2010, all of the Company’s sales arose in the PRC.  In addition, all accounts receivable as of December 31, 2012 and 2011 were due from customers located in the PRC.

Two customers accounted for 31.7% and 12.9% of the Company’s revenue for the year ended December 31, 2012, respectively. Two customers accounted for 25.3% and 10.6% of the Company’s revenue for the year ended December 31, 2011, respectively, and two customers accounted for 12.7% and 11.4% of the Company’s revenue for the year ended December 31, 2010, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the years ended December 31, 2012, 2011 or 2010.

Two customers accounted for 48.5% and 14.6% of total accounts receivable of the Company as of December 31, 2012. One customer accounted for 33.6% of total accounts receivable of the Company as of December 31, 2011. There was no other customer who accounted for 10% or more of the Company’s accounts receivable as of December 31, 2012 or 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 20	CERTAIN RISKS AND CONCENTRATION- CONTINUED

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

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2012 are as follows:

Payable within:
- fiscal year ending December 31, 2013	$61,729
- fiscal year ending December 31, 2014 and thereafter	21,001

Total	$82,730

Capital commitments  – contracted but not provided for

	As of December 31,
	2012	2011
Acquisition or construction of buildings - within one year	$-	$2,982,114
Purchase of machinery - within one year	365,922	1,872,748

	$365,922	$4,854,862

Other commitments

During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.02 million. As of December 31, 2012, the Company has paid $2.20 million. The Company expects to pay the remaining $0.82 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The Company’s major product categories are: (1) wire manufacturing, consisting of (a) CCA fine and superfine wire, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (b) copper fine and superfine wire, manufactured from refined copper rod; (2) refined copper rod; and (3) refined copper anode, the latter two of which are fire refined from scrap copper.

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Year ended December 31,
	2012	2011	2010
Net revenue from unaffiliated customers:
Copper and CCA wire	$393,782,161	$335,574,034	$243,132,742
Copper anode	381,114,304	287,269,353	97,613,692
Refined copper rod	78,870,076	14,250,052	29,785,251
	$853,766,541	$637,093,439	$370,531,685

Gross profit:
Copper and CCA wire	$47,885,410	$49,722,321	$50,934,170
Copper anode	37,667,562	25,224,807	8,506,764
Refined copper rod	3,995,402	766,544	2,661,221
	$89,548,374	$75,713,672	$62,102,155

NOTE 23	RESTRICTED NET ASSETS

The Company’s operations are substantially conducted through Lihua Electron and Lihua Copper. Lihua Electron and Lihua Copper may only pay dividends out of its retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 15).

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 23	RESTRICTED NET ASSETS – CONTINUED

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

As of December 31, 2012 and 2011, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

Supplemental Parent Company Financial Information – Lihua International, Inc.

Condensed Balance Sheets

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$64,015	$-
Other receivable	15,843	-
Prepayments	162,000	123,250
Total current assets	241,858	123,250
Investments in subsidiaries	279,044,337	221,121,236
Total assets	$279,286,195	$221,244,486

LIABILITIES
Current liabilities:
Dividend payable	$-	$992,846
Warrant liabilities	354,000	615,000
Total liabilities	354,000	1,607,846

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized,
30,084,883 shares issued and 29,820,836 shares outstanding as of December 31, 2012 (2011: 30,036,481 shares issued and 29,772,434 shares outstanding)	3,008	3,003
Additional paid-in capital	79,257,921	78,564,128
Treasury stock, at cost, 264,047 shares and 264,047 as of December 31,2012 and 2011, respectively	(2,126,597)	(2,126,597)
Retained earnings	184,729,966	126,792,606
Accumulated other comprehensive income	17,067,897	16,403,500
Total stockholders' equity	278,932,195	219,636,640
Total liabilities and stockholders' equity	$279,286,195	$221,244,486

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 23	RESTRICTED NET ASSETS – CONTINUED

Condensed Statements of Income

	Year ended December 31,
	2012	2011	2010

Administrative expenses	$(3,397,929)	$(2,267,880)	$(2,911,720)
Other expenses:
Change in fair value of warrant	(124,000)	3,062,575	(1,448,819)
Gain on extinguishment of warrant liabilities	73,291	88,777	186,897
Equity in income of subsidiaries	61,390,641	52,250,061	42,639,617

Net income	$57,942,003	$53,133,533	$38,465,975

Condensed Statements of Cash Flows

	Year ended December 31,
	2012	2011		2010

Net cash used in operating activities	$(3,333,914)		$(2,267,880)	$(2,911,720)
Net cash provided by (used in) investing activities	4,390,775		2,496,427	(32,959,097)
Net cash (used in) provided by financing activities	(992,846)		(228,547)	35,870,817
Cash, beginning of year	−		−	−
Cash, end of year	$64,015	$	−	−

NOTE 24	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	Three Months Ended,
Year ended December 31, 2012	December 31,	September 30,	June 30,	March 31,
Revenue	$254,879,358	$238,793,030	$191,007,886	$169,086,267
Cost of goods sold	(229,933,412)	(213,536,628)	(170,296,852)	(150,451,275)
Gross profit	24,945,946	25,256,402	20,711,034	18,634,992
Selling expenses	(786,331)	(741,135)	(740,988)	(686,006)
General and administrative expenses	(2,630,168)	(2,059,027)	(1,834,465)	(2,097,834)
Income from operations	21,529,447	22,456,240	18,135,581	15,851,152
Net income	15,793,687	17,226,638	13,446,666	11,475,012
Earnings per share
Basic	$0.52	$0.58	$0.45	$0.39
Diluted	$0.52	$0.58	$0.45	$0.38

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 24	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – CONTINUED

	Three Months Ended
Year ended December 31, 2011	December 31,	September 30,	June 30,	March 31,
Revenue	$177,579,159	$155,570,657	$167,012,527	$136,931,096
Cost of goods sold	(157,877,953)	(136,113,727)	(147,365,064)	(120,023,023)
Gross profit	19,701,206	19,456,930	19,647,463	16,908,073
Selling expenses	(660,992)	(633,584)	(668,366)	(523,036)
General and administrative expenses	(2,239,462)	(1,498,306)	(1,339,062)	(1,573,312)
Income from operations	16,800,752	17,325,040	17,640,035	14,811,725
Net income	12,727,388	13,528,083	14,366,076	12,511,986
Earnings per share
Basic	$0.43	$0.45	$0.48	$0.42
Diluted	$0.43	$0.45	$0.48	$0.41

	Three Months Ended,
Year ended December 31, 2010	December 31,	September 30,	June 30,	March 31,
Revenue	$135,471,182	$96,337,451	$75,502,350	$63,220,702
Cost of goods sold	(114,812,441)	(81,215,627)	(61,002,044)	(51,399,418)
Gross profit	20,658,741	15,121,824	14,500,306	11,821,284
Selling expenses	(614,817)	(422,209)	(570,420)	(450,877)
General and administrative expenses	(1,776,457)	(1,192,225)	(1,484,893)	(1,293,603)
Income from operations	18,267,467	13,507,390	12,444,993	10,076,804
Net income	9,855,420	9,855,705	9,898,292	8,856,558
Earnings per share
Basic	$0.34	$0.34	$0.35	$0.35
Diluted	$0.33	$0.33	$0.34	$0.34

