Form 10-Q
period 2013-03-31
LIHUA INTERNATIONAL INC.
filed 2013-05-10
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 000-52650

LIHUA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

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

There were 29,820,836 shares of the Registrant’s Common Stock issued and outstanding on May 7, 2013.

TABLE OF CONTENTS

Lihua International, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	March 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168,932,279	$144,300,290
Accounts receivable, net	42,024,583	45,284,923
Prepayments for raw material purchases	14,255,297	19,569,239
Other receivables, deposits and prepayments	193,302	559,955
Prepaid land use right – current portion	407,101	406,026
Deferred income tax assets	24,919	24,948
Inventories	21,531,298	17,844,405
Total current assets	247,368,779	227,989,786
OTHER ASSETS
Property, plant and equipment, net	46,419,651	47,197,115
Construction in progress	614,143	175,006
Prepaid land use right – long-term portion	18,494,015	18,546,658
Intangible assets	2,863	3,332
Total non-current assets	65,530,672	65,922,111
Total assets	$312,899,451	$293,911,897

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	9,573,476	3,891,110
Other payables and accruals	5,017,519	4,937,404
Income taxes payable	4,759,903	5,797,188
Warrant liabilities	462,000	354,000
Total current liabilities	19,812,898	14,979,702
Total liabilities	19,812,898	14,979,702

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,084,883 shares issued and 29,820,836 shares outstanding as of March 31, 2013 (December 31, 2012: 30,084,883 shares issued and 29,820,836 shares outstanding), respectively	3,008	3,008
Additional paid-in capital	79,339,385	79,257,921
Treasury stock, at cost, 264,047 shares and 264,047 as of March 31, 2013 and December 31, 2012, respectively	(2,126,597)	(2,126,597)
Statutory reserves	15,540,605	14,566,846
Retained earnings	182,500,548	170,163,120
Accumulated other comprehensive income	17,829,604	17,067,897
Total stockholders' equity	293,086,553	278,932,195
Total liabilities and stockholders' equity	$312,899,451	$293,911,897

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended March 31,
	2013	2012

NET REVENUE	$218,229,539	$169,086,267

Cost of sales	(197,174,187)	(150,451,275)

GROSS PROFIT	21,055,352	18,634,992

Selling expenses	(680,680)	(686,006)
General and administrative expenses	(2,405,784)	(2,097,834)

Income from operations	17,968,888	15,851,152

Other income (expenses):
Interest income	170,751	163,136
Gain on extinguishment of warrant liabilities	-	73,291
Change in fair value of warrants	(108,000)	(430,000)
Other income (expenses)	(5,764)	94,779
Total other income (expenses)	56,987	(98,794)

Income before income taxes	18,025,875	15,752,358
Provision for income taxes	(4,714,688)	(4,277,346)

NET INCOME	$13,311,187	$11,475,012

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	761,707	208,402

COMPREHENSIVE INCOME	$14,072,894	$11,683,414

Net income per share
Basic	$0.45	$0.39
Diluted	$0.44	$0.38

Weighted average number of shares outstanding
Basic	29,820,836	29,800,624
Diluted	29,951,416	30,080,154

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2013	29,820,836	$3,008	$79,257,921	$14,566,846	$(2,126,597)	$170,163,120	$17,067,897	$278,932,195

Net income						13,311,187		13,311,187
Foreign currency translation adjustment	-	-	-	-	-	-	761,707	761,707
Share-based payments to employees and directors	-	-	81,464	-	-	-	-	81,464
Appropriation of statutory reserves	-	-	-	973,759	-	(973,759)	-	-

At March 31, 2013	29,820,836	$3,008	$79,339,385	$15,540,605	$(2,126,597)	$182,500,548	$17,829,604	$293,086,553

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,311,187	$11,475,012
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,044,563	657,320
Share-based compensation	81,464	112,875
(Gain) on extinguishment of warrant liabilities	-	(73,291)
Change in fair value of warrants	108,000	430,000
Deferred income tax benefits	95	179,426
(Increase) decrease in assets:
Accounts receivable	3,375,085	2,829,666
Prepayments for raw material purchases	5,352,699	(6,020,960)
Other receivables, deposits and prepayments	372,431	879,411
Inventories	(3,634,076)	(2,056,628)
Increase (decrease) in liabilities:
Accounts payable	5,663,389	(889,271)
Other payables and accruals	44,734	(371,130)
Income taxes payable	(1,051,026)	(467,079)
Net cash provided by operating activities	24,668,545	6,685,351
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and construction in progress	(457,225)	(146,645)
Deposits for plant and equipment	-	(3,754,080)
Net cash used in investing activities	(457,225)	(3,900,725)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	-	(496,423)
Net cash used in financing activities	-	(496,423)
Foreign currency translation adjustment	420,669	68,258
INCREASE IN CASH AND CASH EQUIVALENTS	24,631,989	2,356,461
CASH AND CASH EQUIVALENTS, at the beginning of the period	144,300,290	105,637,627
CASH AND CASH EQUIVALENTS, at the end of the period	$168,932,279	$107,994,088
MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$81,464	$112,875
Issuance of common stock to settle warrant liabilities	-	311,704
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for income taxes	$5,765,619	$4,564,999
See accompanying notes to condensed consolidated financial statements.
5

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

As of March 31, 2013, details of the subsidiaries of the Company are as follows:

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

Basis of preparation

These interim condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The (a) condensed consolidated balance sheet as of December 31, 2012, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of the Company for the year ended December 31, 2012.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Derivative financial instruments

The Company evaluates all its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of comprehensive income.

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

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the three months ended March 31, 2013 and 2012, research and development costs were $230,739 and $371,463, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expense were $13,068 and $856 for the three months ended March 31, 2013 and 2012, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses.  Shipping and handling costs for the three months ended March 31, 2013 and 2012 were $539,479 and $567,327, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency

The Company has its local currency, Renminbi (“RMB”), as its functional currency. The Company’s subsidiaries maintain their books and records in their functional currency, RMB.  The consolidated financial statements of the Company are translated from RMB into United States dollars (U.S. Dollars” or “US$” or “$”. Accordingly, assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of comprehensive income and cash flows are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	March 31, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.2689	US$1=RMB6.2855

	Three months ended March 31,
	2013	2012
Items in the statements of comprehensive income and cash flows	US$1=RMB6.2785	US$1=RMB6.3074

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

Recent accounting pronouncements (continued)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-2), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated OCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-2 is effective for fiscal years beginning after December 15, 2012. All necessary disclosures have been complied within these financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

0	Level one — Quoted market prices in active markets for identical assets or liabilities;
0	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
0	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2013 to March 31, 2013 are summarized as follows:

Warrant liability (Level 2)

Balance at January 1, 2013	$354,000
Change in fair value included in earnings	108,000
Exercise of warrants	-
Balance at March 31, 2013	$462,000

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, trade receivables and payables approximate their fair values due to the short maturities of these instruments.

The Company estimates the fair value of its warrants as of March 31, 2013 and December 31, 2012 using the Black-Scholes option pricing model using the following assumptions:

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

	March 31, 2013	December 31, 2012
Series A and B Warrants
Market price of common stock:	$5.120	$4.390
Exercise price:	3.50	3.50
Remaining contractual life (years):	0.58	0.83
Dividend yield:	-	-
Expected volatility:	36.40%	51.41%
Risk-free interest rate:	0.10%	0.13%
Fair value – Series A and B Warrants	$423,000	$319,000

Underwriter Warrants
Market price of common stock:	$5.120	$4.390
Exercise price:	4.80	4.80
Remaining contractual life (years):	1.43	1.68
Dividend yield:	-	-
Expected volatility:	51.23%	61.26%
Risk-free interest rate:	0.17%	0.21%
Fair value – Underwriter Warrants	$39,000	$35,000

Fair value – Total	$462,000	$354,000

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31,	December 31,
	2013	2012
Accounts receivable	$42,024,583	$45,284,923
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$42,024,583	$45,284,923

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via third-party import-export companies. Pursuant to the terms of the Company’s purchase agreements with these third parties, the Company is required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of March 31, 2013, such prepayments were $14,255,297.

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	March 31,	December 31,
	2013	2012

Other receivables	$80,776	$118,031
Utility deposits	79,759	79,548
Prepaid research and development costs	32,767	200,376
Prepaid insurance	-	162,000
Less: Allowance for valuation and doubtful debts	-	-

	$193,302	$559,955

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of March 31, 2013 and December 31, 2012 represent aggregate installment payments made upon execution of the contracts, net of amortization in 2013 and 2012, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$13,217,445	$12,906,713
Work in progress	630,848	419,695
CCA and copper wire	3,313,426	2,947,584
Copper rod and anode	4,369,579	1,570,413

	$21,531,298	$17,844,405

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 8	INTANGIBLE ASSETS

	March 31,	December 31,
	2013	2012
Computer software, cost	$15,565	$15,524
Less: Accumulated amortization	(12,702)	(12,192)

	$2,863	$3,332

Amortization expenses for the three months ended March 31, 2013 and 2012 were $477 and $169, respectively.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments paid to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights for the three months ended March 31, 2013 and 2012 were $101,599 and $101,135, respectively. The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $405,376 per annum.

As of March 31, 2013, prepaid land use rights included RMB32,399,100 ($5,168,227) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of March 31, 2013, RMB2,399,100 ($382,699) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,168,227 to the local authority, the Company also paid $5,787,433 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,910 ($382,699). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu in 2013. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

Based upon the local government practice, as well as the Company’s prior experience obtaining land use rights after going through the same process, management believes that the risk of losing the already allocated land use right is extremely low. In the unlikely event that the local government is unable to issue the physical land use right certificate for the remaining 80 mu of land, we believe we would have the right to receive a refund of the payment we made to the local government with respect to the land use right and, request to receive additional monetary payments from the local government for construction costs incurred to date on the land.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2013	2012
Cost:
Buildings	$34,354,744	$34,264,012
Office equipment	416,371	415,007
Motor vehicles	739,081	696,015
Machinery	21,602,945	21,545,892
Total cost	57,113,141	56,920,926
Less: Accumulated depreciation	(10,693,490)	(9,723,811)
Net book value	$46,419,651	$47,197,115

Depreciation expense for the three months ended March 31, 2013 and 2012 was $942,487 and $556,016, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	March 31,	December 31,
	2013	2012
Construction of equipment	$175,469	$175,006
Construction of buildings	438,674	-

	$614,143	$175,006

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	March 31,	December 31,
	2013	2012

Construction cost payable	$1,985,628	$1,958,204
Other taxes payable	1,833,595	1,768,702
Accrued staff costs	586,413	763,430
Other payables	611,883	447,068

	$5,017,519	$4,937,404
14

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

Warrants issued and outstanding at March 31, 2013, and changes during the three months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2013	283,956	$3.63	0.91	283,956	$3.63	0.91
Granted / Vested	-
Forfeited	-
Exercised	-
Balance, March 31, 2013	283,956	3.63	0.67	283,956	3.63	0.67

NOTE 14	SHARE-BASED COMPENSATION

Options granted to Independent Directors and Employees

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $81,464 and $112,875 for the three months ended March 31, 2013 and 2012, respectively.

Options issued and outstanding at March 31, 2013 and their movements during the three months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at January 1, 2013	715,000	$5.25	$65,700	8.47
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2013	715,000	$5.25	$375,900	8.22
Exercisable at March 31, 2013	430,000	$5.71	$208,500	7.98

(1)	The intrinsic value of the stock options at March 31, 2013 and December 31, 2012 is the amount by which the market value of the Company’s common stock of $5.12 and $4.39, as of March 31, 2013 and December 31, 2012, respectively, exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the three months ended March 31, 2013. For the three months ended March 31, 2013, statutory reserve activity is as follows:

Balance – January 1, 2013	$14,566,846
Addition to statutory reserves	973,759
Balance – March 31, 2013	$15,540,605

NOTE 16	OTHER INCOME (EXPENSES)

	Three months ended March 31,
	2013	2012

Government subsidies	$-	$95,128
Other	(5,764)	(349)
	$(5,764)	$94,779

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 17	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

The Company’s two operating subsidiaries, Lihua Electron and Lihua Copper, are generally subject to PRC enterprise income tax (“EIT”). Both Lihua Electron and Lihua Copper are subject to an EIT rate of 25% for 2013 and 2012 under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

The New Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2013, and no dividends were distributed in the years ended December 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through March 31, 2013. Total undistributed earnings of these PRC subsidiaries at March 31, 2013 was RMB1,380,544,197 ($220,221,123).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	Three months ended March 31,
	2013	2012
PRC income tax:
Current	$4,714,783	$4,456,962
Deferred	(95)	(179,616)
	$4,714,688	$4,277,346

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Three months ended March 31,
	2013	2012
Pre-tax income	$18,025,875	$15,752,358

United States federal corporate income tax rate	34%	34%
Income tax computed at United States statutory corporate income tax rate	6,128,798	5,355,802
Reconciling items:
Loss not recognized as deferred tax assets	253,717	342,528
Non-deductible expenses	(3,428)	(7,230)
Change in fair value of warrants	36,720	121,281
Rate differential for PRC earnings	(1,701,023)	(1,542,865)
Other	(96)	7,830

Effective tax expense	$4,714,688	$4,277,346

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 17	INCOME TAXES – CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	March 31,	December 31
	2013	2012
Deferred income tax assets:
Net operating loss carry forward	$5,040,227	$4,786,510
Unrealized intercompany profit in inventory	24,919	24,948
Less: Valuation allowance	(5,040,227)	(4,786,510)

	$24,919	$24,948

As of March 31, 2013 and December 31, 2012, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carry forwards of $14,824,196 and $14,077,971, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of March 31, 2013 and December 31, 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2013 and 2012, and no provision for interest and penalties is deemed necessary as of March 31, 2013 and December 31, 2012.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2013	2012

Income available to common stockholders:
- Basic and diluted	$13,311,187	$11,475,012
Weighted average number of shares:
- Basic	29,820,836	29,800,624
- Effect of dilutive securities – warrants and options	130,580	279,530
- Diluted	29,951,416	30,080,154
Net income per share
- Basic	$0.45	$0.39
- Diluted	$0.44	$0.38

NOTE 19	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of March 31, 2013 and December 31, 2012, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the three months ended March 31, 2013 and 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2013 and December 31, 2012 were due from customers located in the PRC.

Three customers accounted for 29.3%, 11.8% and 11.1% of the Company’s revenue for the three months ended March 31, 2013, and two customers accounted for 26.9% and 10.3% of the Company’s revenue for the three months ended March 31, 2012. There was no other single customer who accounted for more than 10% of the Company’s revenue for three months ended March 31, 2013 or 2012.

Two customers accounted for 38.9% and 11.0% of total accounts receivable of the Company as of March 31, 2013, and two customers accounted for 48.5% and 14.6% of total accounts receivable of the Company as of December 31, 2012. There was no other single customer who accounted for 10% or more of the Company’s accounts receivable as of March 31, 2013 and December 31, 2012.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 19	CERTAIN RISKS AND CONCENTRATION- CONTINUED

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

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of March 31, 2013 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2013	$47,058
- fiscal year ending December 31, 2014 and thereafter	21,056

Total	$68,114

Other commitments
During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.02 million. As of March 31, 2013, the Company has paid $2.18 million. The Company expects to pay the remaining $0.84 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Three months ended March 31,
	2013	2012
Net revenue from unaffiliated customers:
Copper and CCA wire	$87,001,955	$89,647,446
Copper anode	113,964,856	62,968,553
Refined copper rod	17,262,728	16,470,268
	$218,229,539	$169,086,267

Gross profit:
Copper and CCA wire	$10,076,845	$10,843,324
Copper anode	10,207,411	7,024,954
Refined copper rod	771,096	766,714
	$21,055,352	$18,634,992

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

In this report, the “Company,” “we,” “us” and “our” refer to Lihua International, Inc. and its subsidiaries.

OVERVIEW

We are principally engaged in the production of copper replacement products, which include refined copper products, copper wire produced from refined scrap copper and CCA wire.

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and copper clad aluminum (“CCA”) wire. Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently 63% of the copper rod volume we produce is used internally as a raw material for copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper. The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods). We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire. We believe this recycled copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper. We added a second 25,000 ton per annum capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and has a wide range of potential end market uses. In October 2011, we completed capacity efficiency improvements to our two smelters and increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In June 2012, we started production of copper anode from two new smelters, which were constructed on our 30-acre new plant site. In December 2012, we dismantled the oldest copper anode smelter as a result of consolidating and upgrading our production site. In the first quarter of 2013, we completed construction of a third copper anode smelter and started construction of the fourth anode smelter in the copper anode factory on the new 30-acre site. The new anode smelters each have production capacities of 25,000-30,000 tons per annum. As of March 31, 2013, the total anode production capacity was 75,000-90,000 tons per annum, and our scrap copper annual refinery capacity was 125,000-140,000 tons.

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

The end market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products. With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production. Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper. To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper. Since inception of copper anode sales, we sold copper anode to a few copper conglomerates, which use our product to produce copper cathode. We utilize copper rod produced as raw material for the copper wire production and sell the excess copper rod to outside customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications). Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants. One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings. The markets for each of our product lines are growing rapidly, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products. We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe that we are well positioned to continue to capture further market share in the copper and copper replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $370.5 million, $637.1 million and $853.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. We achieved net income of $38.5 million, $53.1 million and $57.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash gain of $3.1 million, which resulted from the change in fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2011 was $50.0 million, up 25.8% from 2010. In 2012, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $(0.1) million resulted from the change in fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the year ended December 31, 2012 was $58.1 million, up 16.0% from 2011. For the three months ended March 31, 2013 and 2012, we incurred warrant related aggregate non-cash charge of $0.1 million and $0.4 million, respectively. Excluding the impact of these non-cash items, net income for the three months ended March 31, 2013 was $13.4 million, up 14.9% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products. Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities, one of which is allocated to copper rod and the other three to copper anode production. We are also constructing a new copper anode smelter with estimated completion time in the second quarter of 2013. The three copper anode smelters have a total annual production capacity of 75,000-90,000 tons and the copper rod smelter has a production capacity of 50,000 tons per annum. During the three months ended March 31, 2013 we sold 14,476 tons of copper anode, 10,179 tons of CCA and copper wire products, and 2,177 tons of copper rod. As of March 31, 2013, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 6,000-8,000 tons per annum of superfine CCA wire and approximately 20,000-25,000 tons per annum of superfine copper wire, with a diameter range of 0.03 mm to 1.60 mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, with a diameter range of 1.65 mm to 2.60 mm. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China. We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines. In 2012, we completed construction of production and warehousing facilities on a new plant, adjacent to the current plant, and as mentioned above, have added three copper anode smelters on site, while the fourth smelter is being constructed. In addition, we have completed construction of all the production and warehouse facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the remainder of the new plant site by the end of 2013.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

•	product mix and impact of gross margins;
•	supply and costs of principal raw materials;
•	copper prices and supply and demand of copper;
•	production capacity; and
•	economic conditions in China.

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

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive all of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. The PRC has experienced significant economic growth, achieving a compound annual growth rate, or CAGR, of 14.5% in gross domestic product from 1999 through 2012 according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products has increased substantially as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations.

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

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure as well as a result of our research and development efforts, and compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income and expense

Other income and expense includes interest income, interest expense, merger costs, foreign currency translation adjustments, and other income.

Our interest expense consists of expenses related to our short term bank borrowings. We expense all interest as it is incurred.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series A Warrants and Series B Warrants, and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, was $462,000 as of March 31, 2013 and the Company recognized a non-cash loss of $108,000 from the change in fair value of these warrants for the three months ended March 31, 2013. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Income taxes

Under the current laws of the British Virgin Islands, we are not subject to any income or capital gains tax, and dividend payments we make are not subject to any withholding tax in the British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in Hong Kong.

The New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2013, and no dividends were distributed in the years ended December 31, 2012, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through March 31, 2013.

Our two operating subsidiaries are governed by the PRC income tax laws and are subject to the PRC enterprise income tax (“EIT”). Each of the two entities files its own separate PRC tax return. According to the relevant laws and regulations in the PRC, foreign invested enterprises established prior to January 1, 2008 were entitled to full exemption from income tax for two years beginning from the first year when enterprises become profitable and have accumulative profits and a 50% income tax reduction for the subsequent three years. Being converted into a Sino-foreign joint equity enterprise in 2005, Lihua Electron was thus entitled to the EIT exemption in 2005 and 2006, and was subject to the 50% income tax reduction for the period from 2007 to 2009. Set out in the following table are the EIT rates for our two PRC operating companies from 2007 to 2013:

	2007	2008	2009	2010	2011	2012	2013
Lihua Electron	12%	12.5%	12.5%	25%	25%	25%	25%
Lihua Copper	25%	25%	25%	25%	25%	25%	25%

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

Sales

Our business for the three months ended March 31, 2013 continued to demonstrate growth. Net sales increased by 29.1% from $169.1 million in the three months ended March 31, 2012 to $218.2 million in the three months ended March 31, 2013. This growth in sales was primarily driven by: i) strong market demand for our products, resulting in increased production volume; and ii) the addition of copper anode sales as a result of the smelter production capacity increase. The increase in sales revenue was, however, negatively impacted by the decrease of the average prices of our products during the first quarter of 2013 relative to the same period last year.

The overall sales volume increase of 32.7% for the three months ended March 31, 2013 over the same period last year was primarily the result of additional production and sales of our copper anode product, while the sales volume of our copper rod product grew 1.9% and the sales volume of our wire products saw a 1.2% decline in the first quarter of 2013. Copper anode sales volume growth of 86.0% in the first quarter of 2013 compared to the same period in 2012 was due to increased copper anode production capacity as a result of the addition of two new copper anode smelters which started production in June 2012, and the addition of the third anode smelter at the beginning of 2013. The production volume of copper anode smelter in the quarter ended March 31, 2013 was negatively impacted by the dismantling of the oldest copper anode smelter in December 2012 which was done in order to consolidate all anode production in one building on our new 30-acre site.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

The table below sets forth more details regarding the product sales breakdown by specific category.

	Three months ended March 31,
	2013			2012
(sales $s in thousands)	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$87,002	10,179	$8,547	$89,647	10,300	$8,704
Copper anode	113,965	14,476	7,873	62,969	7,784	8,089
Copper rod	17,263	2,177	7,930	16,470	2,137	7,707
Total	$218,230	26,832	$8,133	$169,086	20,221	$8,362

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended March 31, 2013 and 2012:

	Three Months ended March 31,
	2013		2012
($s in thousands)	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$76,924	88.4%	$78,802	87.9%
Copper anode	103,758	91.0%	55,944	88.8%
Copper rod	16,492	95.5%	15,705	95.3%
Total	$197,174	90.4%	$150,451	89.0%

	Three Months ended March 31,
	2013		2012
($s in thousands)	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$10,077	11.6%	$10,843	12.1%
Copper anode	10,207	9.0%	7,025	11.2%
Copper rod	771	4.5%	767	4.7%
Total	$21,055	9.6%	$18,635	11.0%

* Percentage of sales of respective product category

Total cost of sales for the three months ended March 31, 2013 was $197.2 million, reflecting an increase of 31.1% from the same period last year. As a percentage of total sales, our cost of sales increased to 90.4% of total sales for the three months ended March 31, 2013, compared to 89.0% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 9.6% for the three months ended March 31, 2013 from 11.0% for the same period last year, principally due to the additional production and sales of lower margin products such as copper anode, and the narrowing spread between scrap copper cost and market copper price in this quarter, which led the gross profit margin lower for all categories comparing to the same period of last year.

Gross profit for the three months ended March 31, 2013 was $21.1 million, up 13.0% from gross profit of $18.6 million for the same period in 2012.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,				Change in three months ended March 31, 2013 compared to three months ended March 31, 2012
	2013		2012
($s in thousands)	US$	% of Sales	US$	% of Sales	%
Gross profit	$21,055	9.6%	$18,635	11.0%	13.0%
Operating Expenses:
Selling expenses	(681)	(0.3)%	(686)	(0.4)%	(0.8)%
General & administrative expenses	(2,406)	(1.1)%	(2,098)	(1.2)%	14.7%
Total operating expenses	(3,087)	(1.4)%	(2,784)	(1.6)%	10.9%
Income from operations	$17,968	8.2%	$15,851	9.4%	13.4%

Total selling, general and administrative expenses were approximately $3.1 million for the three months ended March 31, 2013 an increase of 10.9% compared to approximately $2.8 million for the same period last year.

Selling expenses were approximately $681,000 for the three months ended March 31, 2013, a decrease of approximately 0.8% compared to the same period last year.

General and administrative expenses were approximately $2.4 million for the three months ended March 31, 2013, an increase of 14.7% compared to the same period last year. Expenses such as travelling and entertainment and administrative salaries increased owing to the continuing expansion in business during this quarter.

Income Tax

For the three months ended March 31, 2013, income tax expense was $4.7 million, reflecting an effective tax rate of 26.2%. The effective tax rate for the same period in 2012 was 27.2%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 25.0% and 24.5% for the three months ended March 31, 2013 and 2012, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended March 31, 2013 was $13.3 million, or 6.1% of net revenue, compared to $11.5 million, or 6.8% of net revenue, up 16.0% from the same period in 2012. The net income for the three months ended March 31, 2013 was impacted by a non-cash loss of $108,000 as a result of the change of the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the three months ended March 31, 2013 was $13.4 million.

Foreign Currency Translation Gains And Losses

During the three months ended March 31, 2013, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $0.8 million. During the three months ended March 31, 2012, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $0.2 million. The RMB at March 31, 2013 appreciated against the US dollar by about 0.3% when compared to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

As of March 31, 2013, total cash held in Renminbi and U.S. dollars was RMB1,059 million (or $168.9 million based on the conversion rate of US$1 = RMB 6.2689 on the same date). We maintain cash in U.S. dollars in an offshore account in Hong Kong and the U.S. to pay for U.S. related expenses such as legal fees and external investor relation firm fees as a result of being a public company in the U.S.

As of March 31, 2013, we had approximately $168.9 million in cash, up $24.6 million from $144.3 million at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(US$)
Net cash provided by operating activities	$24,668,545	$6,685,351
Net cash used in investing activities	(457,225)	(3,900,725)
Net cash used in financing activities	-	(496,423)
Effect of exchange rate on cash and cash equivalents	420,669	68,258
Cash and cash equivalents at beginning of period	144,300,290	105,637,627
Cash and cash equivalents at end of period	$168,932,279	$107,994,088

Operating activities

For the three months ended March 31, 2013, cash provided by operating activities totaled $24.7 million compared to $6.7 million in the same period of 2012. This increase was primarily attributable to: i) $13.3 million net income; ii) a $3.4 million decrease in accounts receivable; iii) a $5.4 million reduction in prepayments for raw material purchases, which resulted from an advance payment for the importation of our raw material from overseas; iv) a $5.7 million increase in accounts payable; offset by i) a $1.1 million increase in income taxes payable; and ii) a $3.6 million increase in inventory, resulting from the expansion of production capacity and revenue growth.

Investing activities

For the three months ended March 31, 2013, we had a net cash outflow of $0.5 million for investing activities for the addition to construction in progress, primarily as a result of the ongoing build out of our new 30-acre plant site.

Financing activities

For the three months ended March 31, 2013, we did not engage in any financing activities.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2011, 2012 and 2013 we funded our capital expenditures primarily through cash flows from operating activities, the proceeds of bank borrowings, and equity issuance.

In 2013, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machinery and adding manufacturing equipment in our new 30-acre facility, which is adjacent to our existing facility. With the addition of three new copper anode smelters on the new plant site and the dismantling of the oldest anode smelter, we currently have four smelting facilities, which can produce a total of 125,000-140,000 tons of refined copper products per year. With our current capacity of wire production lines, we can produce 6,000-8,000 tons of CCA wire and 20,000-25,000 tons of copper wire with a diameter range of 0.03mm – 1.60mm. For the 2013 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

For the three months ended March 31,2013, we sold 10,179 tons of CCA and copper wire, 14,476 tons of copper anode and 2,177 tons of copper rod. In the same period last year, we sold 10,300 tons of CCA and copper wire, 7,784 tons of copper anode and 2,137 tons of copper rod. As CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we either do not have to extend credit terms or have credit terms of up to 7 days. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire). CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of March 31,
	2013	2012
CCA Wire and Copper Wire	$14,164,303	$12,624,740
Copper Anode	19,636,505	12,799,364
Copper Rod	8,223,775	2,855,438
Total	$42,024,583	$28,279,542

Off-balance sheet arrangements

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Substantially all of our revenues and expenditures are denominated in Renminbi. As a result, fluctuations in the exchange rate between the U.S. dollar and Renminbi will affect our financial results in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. The Renminbi’s exchange rate with the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. The exchange rate for conversion of Renminbi into foreign currencies is heavily influenced by intervention in the foreign exchange market by the People’s Bank of China. From 1995 until July 2005, the People’s Bank of China intervened in the foreign exchange market to maintain an exchange rate of approximately 8.3 Renminbi per U.S. dollar. On July 21, 2005, the PRC government changed this policy and began allowing modest appreciation of the Renminbi versus the U.S. dollar. However, the Renminbi is restricted to a rise or fall of no more than 0.5% per day versus the U.S. dollar, and the People’s Bank of China continues to intervene in the foreign exchange market to prevent significant short-term fluctuations in the Renminbi exchange rate. Nevertheless, under China’s current exchange rate regime, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. There remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in a further and more significant appreciation or depreciation in the value of the Renminbi against the U.S. dollar.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollar. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of March 31, 2013 and December 31, 2012, we have cash denominated in Renminbi amounting to RMB1,057 million ($168.7 million) and RMB906.4 million ($144.2 million), respectively.

We recognized foreign currency translation adjustments of approximately $0.8 million for the three months ended March 31, 2013.

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

Inflation

In recent years, the PRC has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.3%, 5.4% and 2.6% in 2010, 2011 and 2012, respectively.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A  RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

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

LIHUA INTERNATIONAL, INC.

May 10, 2013	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)

