Form 10-Q
period 2013-06-30
LIHUA INTERNATIONAL INC.
filed 2013-08-09
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 000-52650

LIHUA INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1961536
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 29,831,336 shares of the Registrant’s Common Stock issued and outstanding on August 7, 2013.

TABLE OF CONTENTS

Lihua International, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	June 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$180,841,776	$144,300,290
Accounts receivable, net	43,921,519	45,284,923
Prepayments for raw material purchases	20,168,209	19,569,239
Inventories	19,413,991	17,844,405
Other receivables, deposits and prepayments	678,442	559,955
Prepaid land use right – current portion	412,961	406,026
Deferred income tax assets	54,767	24,948
Total current assets	265,491,665	227,989,786
OTHER ASSETS
Property, plant and equipment, net	46,141,013	47,197,115
Construction in progress	623,108	175,006
Deposit for plant and equipment	332,109	-
Prepaid land use right – long-term portion	18,660,843	18,546,658
Intangible assets	2,421	3,332
Total non-current assets	65,759,494	65,922,111
Total assets	$331,251,159	$293,911,897

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,031,889	$3,891,110
Other payables and accruals	6,014,414	4,937,404
Income taxes payable	5,617,636	5,797,188
Warrant liabilities	325,000	354,000
Total current liabilities	17,988,939	14,979,702
Total liabilities	17,988,939	14,979,702

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,095,383 shares issued and 29,831,336 shares outstanding as of June 30, 2013 (December 31, 2012: 30,084,883 shares issued and 29,820,836 shares outstanding)	3,009	3,008
Additional paid-in capital	79,474,320	79,257,921
Treasury stock, at cost, 264,047 shares as of June 30, 2013 and December 31,2012	(2,126,597)	(2,126,597)
Statutory reserves	16,684,390	14,566,846
Retained earnings	197,032,573	170,163,120
Accumulated other comprehensive income	22,194,525	17,067,897
Total stockholders' equity	313,262,220	278,932,195
Total liabilities and stockholders' equity	$331,251,159	$293,911,897

See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

NET REVENUE	$245,804,613	$191,007,886	$464,034,152	$360,094,153

Cost of sales	(222,034,732)	(170,296,852)	(419,208,919)	(320,748,127)

GROSS PROFIT	23,769,881	20,711,034	44,825,233	39,346,026

Selling expenses	(801,861)	(740,988)	(1,482,541)	(1,426,994)
General and administrative expenses	(2,006,127)	(1,834,465)	(4,411,911)	(3,932,299)

Income from operations	20,961,893	18,135,581	38,930,781	33,986,733

Other income (expenses):
Interest income	154,254	204,694	325,005	367,830
Gain on extinguishment of warrant liabilities	3,520	-	3,520	73,291
Change in fair value of warrants	73,000	(44,000)	(35,000)	(474,000)
Other income	40,628	-	34,864	94,779
Total other income	271,402	160,694	328,389	61,900

Income before income taxes	21,233,295	18,296,275	39,259,170	34,048,633
Provision for income taxes	(5,557,485)	(4,849,609)	(10,272,173)	(9,126,955)

NET INCOME	$15,675,810	$13,446,666	$28,986,997	$24,921,678

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	4,364,921	(1,210,053)	5,126,628	(1,001,651)

COMPREHENSIVE INCOME	$20,040,731	$12,236,613	$34,113,625	$23,920,027

Net income per share
Basic	$0.53	$0.45	$0.97	$0.84
Diluted	$0.52	$0.45	$0.97	$0.83

Weighted average number of shares outstanding
Basic	29,825,336	29,820,836	29,823,098	29,810,996
Diluted	29,993,580	30,017,985	29,972,614	30,049,336

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2013	29,820,836	$3,008	$79,257,921	$14,566,846	$(2,126,597)	$170,163,120	$17,067,897	$278,932,195

Net income	-	-	-	-	-	28,986,997	-	28,986,997
Foreign currency translation adjustment	-	-	-	-	-	-	5,126,628	5,126,628
Exercise of warrants	10,500	1	60,479	-	-	-	-	60,480
Share-based payments to employees and directors	-	-	155,920	-	-	-	-	155,920
Appropriation of statutory reserves	-	-	-	2,117,544	-	(2,117,544)	-	-

At June 30, 2013	29,831,336	$3,009	$79,474,320	$16,684,390	$(2,126,597)	$197,032,573	$22,194,525	$313,262,220

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,986,997	$24,921,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,100,078	1,338,540
Share-based compensation	155,920	214,475
Gain on extinguishment of warrant liabilities	(3,520)	(73,291)
Change in fair value of warrants	35,000	474,000
Deferred income tax benefits	(29,092)	180,702
(Increase) decrease in assets:
Accounts receivable	2,124,534	(75,526)
Prepayments for raw material purchases	(269,428)	3,949,625
Other receivables, deposits and prepayments	(96,368)	402,111
Inventories	(1,248,432)	(2,327,659)
Increase (decrease) in liabilities:
Accounts payable	2,052,624	(899,804)
Other payables and accruals	1,173,543	(286,113)
Income taxes payable	(276,938)	201,621
Net cash provided by operating activities	34,704,918	28,020,359
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(41,671)	(2,274,852)
Deposits for plant and equipment and construction in progress	(961,226)	(4,650,631)
Net cash used in investing activities	(1,002,897)	(6,925,483
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	-	(992,846)
Net cash used in financing activities	-	(992,846)
Foreign currency translation adjustment	2,839,465	(550,690)
INCREASE IN CASH AND CASH EQUIVALENTS	36,541,486	19,551,340
CASH AND CASH EQUIVALENTS, at the beginning of the period	144,300,290	105,637,627
CASH AND CASH EQUIVALENTS, at the end of the period	$180,841,776	$125,188,967
MAJOR NON-CASH TRANSACTIONS:
Share-based compensation to employees and directors	$155,920	$214,475
Issuance of common stock to settle warrant liabilities	60,480	311,704
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for income taxes	$10,578,202	$8,744,632

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

As of June 30, 2013, details of the subsidiaries of the Company are as follows:

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the six months ended June 30, 2013 and 2012, research and development costs were $458,968 and $736,080, respectively. For the three months ended June 30, 2013 and 2012, research and development costs were $228,229 and $364,617, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expenses was $13,144 and $856 for the six months ended June 30, 2013 and 2012, and $76 and nil for the three months ended June 30, 2013 and 2012, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses. Shipping and handling costs for the six months ended June 30, 2013 and 2012 were $1,191,072 and $1,152,485, and for the three months ended June 30, 2013 and 2012 were $651,593 and $585,158, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency

The Company uses the United States dollar (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes.  The functional currency of the parent company and Ally Profit is US$. The functional currency of Lihua Holdings is Hong Kong dollars. The PRC subsidiaries maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the lawful currency in the PRC.  Assets and liabilities of the PRC subsidiaries are translated from RMB into US Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statements of comprehensive income and cash flows are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of the People’s Bank of China and are as follows:

	June 30, 2013	December 31, 2012
Balance sheet items, except for equity accounts	US$1=RMB6.1787	US$1=RMB6.2855

	For the Three Months Ended June 30,
	2013	2012
Items in the statements of comprehensive income and cash flows	US$1=RMB6.2053	US$1=RMB6.3074

	For the Six Months Ended June 30,
	2013	2012
Items in the statements of comprehensive income and cash flows	US$1=RMB6.2416	US$1=RMB6.3074

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated OCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. All necessary disclosures have been complied within these financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated result of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated result of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2013 to June 30, 2013 are summarized as follows:

Warrant Liability (Level 2)

Balance at January 1, 2013	$354,000
Change in fair value included in earnings	35,000
Exercise of warrants	(64,000)
Balance at June 30, 2013	325,000

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, trade receivables and payables approximate their fair values due to the short maturities of these instruments.

The Company estimates the fair value of its warrants as of June 30, 2013 using the Black-Scholes option pricing model using the following assumptions:

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

	June 30, 2013	December 31, 2012
Series B Warrants
Market price of common stock:	$4.81	$4.39
Exercise price:	3.50	3.50
Remaining contractual life (years):	0.33	0.83
Dividend yield:	–	–
Expected volatility:	35.78%	51.41%
Risk-free interest rate:	0.05%	0.13%
Fair value – Series B Warrants	$301,000	$319,000

Underwriter Warrants
Market price of common stock:	$4.81	$4.39
Exercise price:	4.80	4.80
Remaining contractual life (years):	1.18	1.68
Dividend yield:	–	–
Expected volatility:	40.63%	61.26%
Risk-free interest rate:	0.18%	0.21%
Fair value – Underwriter Warrants	$24,000	$35,000

Fair value – Total	$325,000	$354,000

During the six months ended June 30, 2013, 28,348 warrants were exercised on a cashless basis to purchase 10,500 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $3,520 was recognized. For details, please refer to the following table.

Exercise date:	May 22, 2013
Market price of common stock:	$5.76
Exercise warrants:	28,348
Exercise price:	$3.50
Remaining contractual life (years):	0.44
Dividend yield:	-
Expected volatility:	35.48%
Risk-free interest rate:	0.07%
Fair values:	$2.2653
Gain on extinguishment of warrant liabilities	$3,520

During the six months ended June 30, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $73,291 was recognized.  For details, please refer to the following table.

Exercise date:	February 7, 2012
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.50
Remaining contractual life (years):	1.73
Dividend yield:	-%
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
Accounts receivable	$43,921,519	$45,284,923
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$43,921,519	$45,284,923

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of June 30, 2013, and December 31, 2012, such prepayments were $20,168,209 and $19,569,239, respectively.

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	June 30, 2013	December 31, 2012
Prepaid insurance	$439,446	$162,000
Other receivables	158,073	118,031
Utility deposits	80,923	79,548
Prepaid research and development costs	-	200,376
Less: Allowance for valuation and doubtful debts	-	-

	$678,442	$559,955

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of June 30, 2013 and December 31, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2013 and 2012, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	June 30, 2013	December 31, 2012
Raw materials	$11,937,907	$12,906,713
Work in progress	637,392	419,695
CCA and copper wire	2,685,487	2,947,584
Copper rod and anode	4,153,205	1,570,413

	$19,413,991	$17,844,405
14

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 8	INTANGIBLE ASSETS

	June 30, 2013	December 31, 2012
Computer software, cost	$15,792	$15,524
Less: Accumulated amortization	(13,371)	(12,192)

	$2,421	$3,332

Amortization expense for the six months ended June 30, 2013 and 2012 was $959 and $170, respectively. Amortization expense for the three months ended June 30, 2013 and 2012 was $482 and nil, respectively.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments made to acquire long-term interests to utilize the land underlying the building and production facility.  This type of arrangement is common for the use of land in the PRC.  The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on the prepaid land use right were $204,399 and $202,267 for the six months ended June 30, 2013 and 2012, and $102,800 and $101,132 for the three months ended June 30, 2013 and 2012, respectively. The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $412,961 per annum.

As of June 30, 2013, prepaid land use rights included RMB32,399,100 ($5,243,676) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of June 30, 2013, RMB2,399,100 ($388,286) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,243,676 to the local authority, the Company also paid $5,871,921 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,100 ($388,286). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management expects to receive the land use rights certificate for the remaining 80 mu in 2013. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
Cost:
Buildings	$34,856,273	$34,264,012
Office equipment	422,450	415,007
Motor vehicles	749,870	696,015
Machinery	21,918,317	21,545,892
Total cost	57,946,910	56,920,926
Less: Accumulated depreciation	(11,805,897)	(9,723,811)
Net book value	$46,141,013	$47,197,115

Depreciation expense was $1,894,720 and $1,136,103 for the six months ended June 30, 2013 and 2012, and $952,233 and $580,087 for the three months ended June 30, 2013 and 2012, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress is related to the construction of the new production plant and consisted of the following:

	June 30, 2013	December 31, 2012
Construction of equipment	$178,031	$175,006
Construction of buildings	445,077	-

	$623,108	$175,006

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	June 30, 2013	December 31, 2012
Accrued staff costs	$620,126	$763,430
Other taxes payable	3,030,667	1,768,702
Construction cost payable	1,798,227	1,958,204
Research and development costs payable	137,350	-
Other payables	428,044	447,068

	$6,014,414	$4,937,404

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

During the six months ended June 30, 2013, 28,348 warrants were exercised on a cashless basis to purchase 10,500 shares of common stock, which would have been exercisable in cash for $3.50 per share.

Warrants issued and outstanding at June 30, 2013, and changes during the six months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2013	283,956	$3.63	0.91	283,956	$3.63	0.91
Granted / Vested	-
Forfeited	-
Exercised	(28,348)	3.50
Balance, June 30, 2013	255,608	3.64	0.43	255,608	3.64	0.43

NOTE 14	SHARE-BASED COMPENSATION

Options granted to Independent Directors and Employees

The Company grants share-based awards, primarily stock options, to their independent directors and employees.

On May 30, 2013, the Company granted options to each of its independent directors, Mr. Robert Bruce, Mr. Jonathan Serbin and Mr. Kelvin Lau to purchase 20,000 shares of the Company’s common stock at a strike price of $5.60 per share, in consideration of their services to the Company. The options vest and become exercisable in equal installments on July 14, 2013, October 14, 2013, January 14, 2014 and April 14, 2014 and will expire 10 years from the date of grant.

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $155,920 and $74,456 for the six and three months ended June 30, 2013, respectively. The Company recognized compensation expense of $214,475 and $101,600 for the six and three months ended June 30, 2012, respectively.

Options issued and outstanding at June 30, 2013 and their movements during the six months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years

Outstanding at January 1, 2013	715,000	$5.25	$65,700	8.47
Granted	60,000	5.60		10.00
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2013	775,000	$5.28	$222,450	8.17
Exercisable at June 30, 2013	445,000	$5.71	$138,750	7.84

(1)	The intrinsic value of the stock options at June 30, 2013 and January 1, 2013 is the amount by which the market value of the Company’s common stock of $4.81 and $4.39, as of June 30, 2013 and January 1, 2013, respectively, exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the six months ended June 30, 2013. For the six months ended June 30, 2013, statutory reserve activity is as follows:

Balance – January 1, 2013	$14,566,846
Addition to statutory reserves	2,117,544

Balance – June 30, 2013	$16,684,390

NOTE 16	OTHER INCOME (EXPENSES)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Government subsidies	$80,108	$-	$80,108	$95,128
Other	(39,480)	-	(45,244)	(349)

	$40,628	$-	$34,864	$94,779

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 17	INCOME TAXES

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

The New Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2013, and no dividends were distributed in the years ended December 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through June 30, 2013. Total undistributed earnings of these PRC subsidiaries at June 30, 2013 were RMB1,474,515,816 ($238,644,993).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
PRC income tax:
Current	$5,528,298	$4,676,545	$10,243,081	$9,133,507
Deferred	29,187	173,064	29,092	(6,552)

	$5,557,485	$4,849,609	$10,272,173	$9,126,955

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 17	INCOME TAXES – CONTINUED

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Pre-tax income	$21,233,295	$18,296,275	$39,259,170	$34,048,633

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	7,219,320	6,220,733	13,348,118	11,576,535
Reconciling items:
Loss not recognized as deferred tax assets	230,090	257,658	483,807	600,187
Non-deductible expenses	69,809	81,674	66,381	74,444
Change in fair value of warrants and gain on extinguishment of warrants	(26,017)	14,960	10,703	136,241
Rate differential for PRC earnings	(1,964,905)	(1,724,138)	(3,665,928)	(3,267,003)
Other	29,188	(1,278)	29,092	6,551

Effective tax expense	$5,557,485	$4,849,609	$10,272,173	$9,126,955

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 17	INCOME TAXES – CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	June 30, 2013	December 31, 2012
Deferred income tax assets:
Net operating loss carry forward	$5,270,325	$4,786,510
Unrealized intercompany profit in inventory	20,429	24,948
Accrued R&D expenses	34,338	-
Less: Valuation allowance	(5,270,325)	(4,786,510)

	$54,767	$24,948

As of June 30, 2013 and December 31, 2012, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carry forwards of $15,500,955 and $14,077,971, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of June 30, 2013 and December 31, 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2013 and 2012, and no provision for interest and penalties is deemed necessary as of June 30, 2013 and December 31, 2012.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Income available to common shareholders:
- Basic and diluted	$15,675,810	$13,446,666	$28,986,997	$24,921,678
Weighted average number of shares:
- Basic	29,825,336	29,820,836	29,823,098	29,810,996
- Effect of dilutive warrants and options	168,244	197,149	149,516	238,340
- Diluted	29,993,580	30,017,985	29,972,614	30,049,336

Net income per share
- Basic	$0.53	$0.45	$0.97	$0.84
- Diluted	$0.52	$0.45	$0.97	$0.83

NOTE 19	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of June 30, 2013 and December 31, 2012, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the six months ended June 30, 2013 and 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of June 30, 2013 and December 31, 2012 were due from customers located in the PRC.

Two customers accounted for 32.9% and 10.4% of the Company’s revenue for the six months ended June 30, 2013, respectively, and two customers accounted for 25.9% and 11.1% of the Company’s revenue for the six months ended June 30, 2012, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the six months ended June 30, 2013 or 2012.

One customer accounted for 36.1% of the Company’s revenue for the three months ended June 30, 2013, and two customers accounted for 25.1% and 11.7% of the Company’s revenue for the three months ended June 30, 2012, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended June 30, 2013 or 2012.

Two customers accounted for 33.6% and 11.8% of total accounts receivable of the Company as of June 30, 2013 respectively, and two customers accounted for 48.5% and 14.6% of total accounts receivable of the Company as of December 31, 2012, respectively. There was no other single customer who accounted for 10% or more of the Company’s accounts receivable as of June 30, 2013 and December 31, 2012.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Lease commitments

The Company has entered into tenancy agreements for the lease of factory premises and warehouses with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of June 30, 2013 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2013	32,046
- fiscal year ending December 31, 2014 and thereafter	21,364

Total	$53,410

Other commitments

During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.02 million. As of June 30, 2013, the Company has paid $2.23 million. The Company expects to pay the remaining $0.79 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue from unaffiliated customers:
Copper and CCA wire	$97,504,064	$100,397,360	$184,506,019	$190,044,806
Copper anode	128,635,293	70,202,817	242,600,149	133,171,370
Refined copper rod	19,665,256	20,407,709	36,927,984	36,877,977
	$245,804,613	$191,007,886	$464,034,152	$360,094,153

Gross profit:
Copper and CCA wire	$11,169,852	$12,502,426	$21,246,697	$23,345,750
Copper anode	11,653,637	7,116,806	21,861,048	14,141,760
Refined copper rod	946,392	1,091,802	1,717,488	1,858,516
	$23,769,881	$20,711,034	$44,825,233	$39,346,026

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

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and copper clad aluminum (“CCA”) wire. Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently 62.1% of the copper rod volume we produce is used internally as a raw material for copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper. The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods). We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire. We believe this recycled copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper. We added a second 25,000 ton per annum capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and has a wide range of potential end market uses. In October 2011, we completed capacity efficiency improvements to our two smelters and increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In June 2012, we started production of copper anode from two new smelters, which were constructed on our 30-acre new plant site. In December 2012, we dismantled the oldest copper anode smelter as a result of consolidating and upgrading our production site. In the first quarter of 2013, we completed construction of a third copper anode smelter and started construction of the fourth anode smelter in the copper anode factory on the new 30-acre site. The new anode smelters each have production capacities of 25,000-30,000 tons per annum. In conjunction with the fourth smelter construction, we are in the process of expanding recycling infrastructure outside of the copper anode smelter factory. As such, we currently expect the recycling infrastructure expansion and the fourth smelter construction to be completed in first quarter 2014. As of June 30, 2013, the total anode production capacity was 75,000 – 90,000 tons per annum, and our total scrap copper annual refinery capacity was 125,000 – 140,000 tons.

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

The end market for copper anode is very large and diverse, as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products. With respect to our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production. Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper. To date, our raw material costs for bulk scrap copper have been lower than prices for “virgin” copper, which provides us with a pricing advantage in the market for the refined copper products we produce from scrap copper. Since inception of copper anode sales, we sold copper anode to a few copper conglomerates, which use our product to produce copper cathode. We utilize copper rod produced as raw material for the copper wire production and sell the excess copper rod to outside customers, most of which are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core, which makes up most of the volume of CCA wire. Our CCA wire offers conductivity performance characteristics that are only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications where a slight reduction in conductivity standards is tolerable (such as most of the household appliance, automotive, consumer electronics and telecommunications applications). Examples of relatively high tolerance product applications where our CCA wire would not provide an acceptable replacement option for pure copper wire would be military/space equipment and wiring in nuclear power plants. One low tolerance product category that requires pure copper wire rather than our less costly CCA wire is electric motors, which require pure copper wire windings. The markets for each of our product lines are growing at a steady pace, due both to growing demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products. We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe that we are well positioned to continue to capture further market share in the copper and copper replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $370.5 million, $637.1 million and $853.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. We achieved net income of $38.5 million, $53.1 million and $57.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash gain of $3.1 million, which resulted from the change in fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2011 was $50.0 million, up 25.8% from 2010. In 2012, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $(0.1) million resulted from the change in fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the year ended December 31, 2012 was $58.1 million, up 16.0% from 2011. For the six months ended June 30, 2013 and 2012, we recognized $3,520 and $73,291 gain on extinguishment of warrant liabilities, respectively. For the six months ended June 30, 2013 and 2012, we recognized non-cash charges of $35,000 and $474,000, respectively, from the change of fair value of warrants. Excluding the impact of these non-cash items, net income for the six months ended June 30, 2013 was $29.0 million, up 14.6% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products. Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities, one of which is allocated to copper rod and the other three to copper anode production. We are also constructing a new copper anode smelter in conjunction with the recycling infrastructure expansion, with current estimated completion time of first quarter of 2014. The three copper anode smelters have a total annual production capacity of 75,000 - 90,000 tons and the copper rod smelter has a production capacity of 50,000 tons per annum. During the six months ended June 30, 2013 we sold 31,870 tons of copper anode, 22,276 tons of CCA and copper wire products, and 4,797 tons of copper rod. As of June 30, 2013, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 6,000 – 8,000 tons per annum of superfine CCA wire and approximately 20,000 – 25,000 tons per annum of superfine copper wire, with a diameter range of 0.03 mm to 1.60 mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, with a diameter range of 1.65 mm to 2.60 mm. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China. We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines. In 2012, we completed construction of production and warehousing facilities on a new plant, adjacent to the current plant, and have added three copper anode smelters on site in January 2013. We also began construction of a fourth anode smelter in January 2013. In conjunction with the fourth smelter construction, we are in the process of expanding recycling infrastructure outside of the copper anode smelter factory. As such, we currently expect the recycling infrastructure expansion and the fourth smelter construction to be completed in the first quarter 2014. In addition, we have completed construction of all the production and warehouse facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. We expect to complete the construction of the remainder of the new plant site in the first quarter of 2014.

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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales. However, we are able to price our copper and CCA products based on our material procurement costs plus a mark-up, which is essentially our gross profit. As such, our gross margin is impacted by the spread between scrap copper cost and market copper price.

Copper prices and supply and demand of copper

We sell our products based on the prevailing market price at the time of sale. Our products are affected by the market price, demand and supply of copper. We price our refined copper and wire products based on the market price for materials plus a mark-up, part of which makes up our gross profit. The mark up of our products is impacted by the spread between the market price of our raw materials and the copper market price. The wider the spread, the higher gross profit we can potentially achieve, and vice versa. Shanghai Changjiang Commodity Market, one of the major metal trading markets in the PRC, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

Other income and expense

Other income and expense includes interest income, government subsidies, and other income and expenses.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series B Warrants and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, was $325,000 as of June 30, 2013 and the Company recognized a non-cash charge of $35,000 from the change in fair value of these warrants for the six months ended June 30, 2013. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

Income taxes

Under the current laws of the British Virgin Islands, we are not subject to any income or capital gains tax, and dividend payments we make are not subject to any withholding tax in the British Virgin Islands. Under the current laws of Hong Kong, we are not subject to any income or capital gains tax and dividend payments we make are not subject to any withholding tax in Hong Kong.

The New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2013, and no dividends were distributed in the years ended December 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through June 30, 2013.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and judgments. See Note 2 to our condensed consolidated financial statements, “Summary of Significant Accounting Policies”. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

Revenue is recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.

Sales revenue is recognized net of value added tax, sales discounts and returns at the time when the merchandise is sold and delivered to the customer. Based on historical experience, we estimate that sales returns are immaterial and have not provided an allowance for estimated sales returns.

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

Inventories

Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to our estimates based on prevailing market conditions. We will write down the inventories to market value if it is below cost. We also regularly evaluate the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

Sales

Our business for the three months ended June 30, 2013 continued to demonstrate growth. Net sales increased by 28.7% from $191.0 million in the three months ended June 30, 2012 to $245.8 million in the three months ended June 30, 2013. This growth in sales was primarily driven by the increase in copper anode sales as a result of the smelter production capacity increase. The increase in sales revenue was, however, negatively impacted by the reduction of the average prices of our products during the second quarter of 2013 relative to the same period last year.

The overall sales volume increase of 37.3% for the three months ended June 30, 2013 over the same period last year is primarily the result of increased copper anode production capacity and sales of our copper anode product, while the sales volume of our copper rod product grew 3.0% and the sales volume of our wire products grew 2.0% in the second quarter of 2013. Copper anode sales volume growth of 93.7% in the second quarter of 2013 compared to the same period in 2012 was due to increased copper anode production as a result of the addition of two new copper anode smelters which started production in June 2012, and the addition of the third anode smelter at the beginning of 2013. The production volume of copper anode in the quarter ended June 30, 2013 was negatively impacted by the dismantling of the oldest copper anode smelter in December 2012 for consolidation of all anode production in one building on our new 30-acre site.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

The table below sets forth more details regarding the product sales breakdown by specific category.

	For the Three Months Ended June 30,
	2013			2012
(Sales $s in thousands)	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$97,505	12,097	$8,060	$100,397	11,863	$8,463
Copper anode	128,635	17,394	7,395	70,203	8,979	7,819
Copper rod	19,665	2,620	7,506	20,408	2,545	8,019
Total	$245,805	32,111	$7,655	$191,008	23,387	$8,167

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013		2012
($s in thousands)	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$86,335	88.5%	$87,895	87.6%
Copper anode	116,981	90.9%	63,086	89.9%
Copper rod	18,719	95.2%	19,316	94.7%
Total	$222,035	90.3%	$170,297	89.2%

	For the Three Months Ended June 30,
	2013		2012
($s in thousands)	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$11,170	11.5%	$12,502	12.5%
Copper anode	11,654	9.1%	7,117	10.1%
Copper rod	946	4.8%	1,092	5.4%
Total	$23,770	9.7%	$20,711	10.8%

* Percentage of sales of respective product category

Total cost of sales for the three months ended June 30, 2013 was $222.0 million, reflecting an increase of 30.4% from the same period last year. As a percentage of total sales, our cost of sales increased to 90.3% of total sales for the three months ended June 30, 2013, compared to 89.2% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 9.7% in the three months ended June 30, 2013 from 10.8% for the same period last year, principally due to the increase in production volume and thus increase in sales of lower margin products such as copper anode, and the narrowing spread between scrap copper cost and market copper price in this quarter, which led the gross profit margin lower for all categories compared to the same period of last year.

Gross profit for the three months ended June 30, 2013 was $23.8 million, up 14.8% from gross profit of $20.7 million for the same period in 2012.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,				Change in three months ended June 30, 2013 compared to three months ended June 30, 2012
	2013		2012
($s in thousands)	US$	% of Sales	US$	% of Sales	%
Gross profit	$23,770	9.7%	$20,711	10.8%	14.8%
Operating Expenses:
Selling expenses	(802)	(0.3)%	(741)	(0.4)%	8.2%
General & administrative expenses	(2,006)	(0.8)%	(1,834)	(1.0)%	9.4%
Total operating expense	(2,808)	(1.1)%	(2,575)	(1.4)%	9.0%
Income from operations	$20,962	8.5%	$18,136	9.5%	15.6%

Total selling, general and administrative expenses were approximately $2.8 million for the three months ended June 30, 2013 an increase of 9.0% compared to approximately $2.6 million for the same period last year. As a percentage of sales, these expenses were 1.1% and 1.4% of sales for the three months ended June 30, 2013 and 2012, respectively. Since certain of these expenses are fixed costs, the Company had been able to enjoy lower expenses as a percentage of sales when its sales increased by 28.7% in the three months ended June 30, 2013 when compared to the same period in 2012.

Selling expenses were approximately $0.8 million for the three months ended June 30, 2013, an increase of approximately 8.2% compared to the same period last year. As a percentage of sales, selling expenses were 0.3% and 0.4% of sales for the three months ended June 30, 2013 and 2012, respectively.

General and administrative expenses were approximately $2.0 million for the three months ended June 30, 2013, an increase of 9.4% compared to the same period last year.

Income Tax

For the three months ended June 30, 2013, income tax expense was $5.6 million, reflecting an effective tax rate of 26.2%. The effective tax rate for the same period in 2012 was 26.5%. Excluding the non-taxable gain on warrants and the operating loss of the US entity, the effective tax rate was 25.8% and 25.3% for the three months ended June 30, 2013 and 2012, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended June 30, 2013 was $15.7 million, or 6.4% of net revenue, compared to $13.4 million, or 7.0% of net revenue, up 17.2% from the same period in 2012.

Foreign Currency Translation Gains And Losses

During the three months ended June 30, 2013, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $4.4 million. During the three months ended June 30, 2012, the RMB declined against the U.S. dollar, and we recognized a foreign currency translation loss of $1.2 million. RMB at June 30, 2013 appreciated against the US dollar by about 1.4% when compared to March 31, 2013.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

Sales

Our business for the six months ended June 30, 2013 continued to demonstrate growth. Net sales increased by 28.9% from $360.1 million in the six months ended June 30, 2012 to $464.0 million in the six months ended June 30, 2013. This growth in sales was primarily driven by the increase in copper anode sales as a result of the smelter production capacity increase. The increase in sales revenue was, however, negatively impacted by the reduction of the average prices of our products during the first half of 2013 relative to the same period last year.

The overall sales volume increase of 35.2% for the six months ended June 30, 2013 over the same period last year is primarily the result of increased copper anode production capacity and sales of our copper anode product, while the sales volume of our copper rod product grew 2.5% and the sales volume of our wire products grew 0.5% in the first six months of 2013. Copper anode sales volume growth of 90.1% in the first half of 2013 compared to the same period in 2012 was due to increased copper anode production capacity as a result of the addition of two new copper anode smelters which started production in June 2012, and the addition of the third anode smelter at the beginning of 2013. The production volume of copper anode in the six months ended June 30, 2013 was negatively impacted by the dismantling of the oldest copper anode smelter in December 2012 for consolidation of all anode production in one building on our new 30-acre site.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold during the time - the thicker the wire diameter the lower the sale price, and vice versa.

The table below sets forth more details regarding the product sales breakdown by specific category.

	For the Six Months Ended June 30,
	2013			2012
(Sales $s in thousands)	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$184,506	22,276	$8,283	$190,045	22,163	$8,575
Copper anode	242,600	31,870	7,612	133,171	16,763	7,944
Copper rod	36,928	4,797	7,698	36,878	4,682	7,877
Total	$464,034	58,943	$7,873	$360,094	43,608	$8,258

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013		2012
($s in thousands)	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$163,259	88.5%	$166,698	87.7%
Copper anode	220,739	91.0%	119,029	89.4%
Copper rod	35,211	95.4%	35,021	95.0%
Total	$419,209	90.3%	$320,748	89.1%

	For the Six Months Ended June 30,
	2013		2012
($s in thousands)	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$21,247	11.5%	$23,345	12.3%
Copper anode	21,861	9.0%	14,142	10.6%
Copper rod	1,717	4.6%	1,859	5.0%
Total	$44,825	9.7%	$39,346	10.9%

* Percentage of sales of respective product category

Total cost of sales for the six months ended June 30, 2013 was $419.2 million, reflecting an increase of 30.7% from the same period last year. As a percentage of total sales, our cost of sales increased to 90.3% of total sales for the six months ended June 30, 2013, compared to 89.1% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 9.7% in the six months ended June 30, 2013 from 10.9% for the same period last year, principally due to the increase in production volume and thus increase in sales of lower margin products such as copper anode, and the narrowing spread between scrap copper cost and market copper price in this quarter, which led the gross profit margin lower for all categories compared to the same period of last year.

Gross profit for the six months ended June 30, 2013 was $44.8 million, up 14.0% from gross profit of $39.3 million for the same period in 2012.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,				Change in six months ended June 30, 2013 compared to six months ended June 30, 2012
	2013		2012
($s in thousands)	US$	% of Sales	US$	% of Sales	%
Gross profit	$44,825	9.7%	$39,346	10.9%	13.9%
Operating Expenses:
Selling expenses	(1,482)	(0.3)%	(1,427)	(0.4)%	3.9%
General & administrative expenses	(4,412)	(1.0)%	(3,932)	(1.1)%	12.2%
Total operating expense	(5,894)	(1.3)%	(5,359)	(1.5)%	10.0%
Income from operations	$38,931	8.4%	$33,987	9.4%	14.6%

Total selling, general and administrative expenses were approximately $5.9 million for the six months ended June 30, 2013, an increase of 10.0% compared to approximately $5.4 million for the same period last year. As a percentage of sales, these expenses were 1.3% and 1.5% of sales for the six months ended June 30, 2013 and 2012, respectively. Since certain of these expenses are fixed costs, the Company had been able to enjoy lower expenses as a percentage of sales when its sales increased by 28.9% in the six months ended June 30, 2013 when compared to the same period in 2012.

Selling expenses were approximately $1.5 million for the six months ended June 30, 2013, an increase of approximately 3.9% compared to the same period last year. As a percentage of sales, selling expenses were 0.3% and 0.4% of sales for the six months ended June 30, 2013 and 2012, respectively.

General and administrative expenses were approximately $4.4 million for the six months ended June 30, 2013, an increase of 12.2% compared to the same period last year. Expenses such as travelling and entertainment, administrative salaries and miscellaneous taxation increased owing to the continuing expansion in business during the first half of 2013.

Income Tax

For the six months ended June 30, 2013, income tax expense was $10.3 million, reflecting an effective tax rate of 26.2%. The effective tax rate for the same period in 2012 was 26.8%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 25.8% and 24.9% for the six months ended June 30, 2013 and 2012, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the six months ended June 30, 2013 was $29.0 million, or 6.2% of net revenue, compared to $24.9 million, or 6.9% of net revenue, up 16.3% from the same period in 2012.

Foreign Currency Translation Gains And Losses

During the six months ended June 30, 2013, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $5.1 million. During the six months ended June 30, 2012, the RMB declined against the U.S. dollar, and we recognized a foreign currency translation loss of $1.0 million. RMB at June 30, 2013 appreciated against the US dollar by about 1.7% when compared to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

As of June 30, 2013, total cash held in Renminbi and U.S. dollars was RMB1.1 billion (or $180.5 million based on the conversion rate of US$1 = RMB 6.1787 on the same date) and $0.3 million, respectively. We maintain cash in U.S. dollars in an offshore account in Hong Kong and the U.S., to pay for U.S. related expenses such as legal fees and external investor relation firm fees as a result of being a public company in the U.S.

As of June 30, 2013, we had approximately $180.8 million in cash, up $36.5 million from $144.3 million at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

	For the Six Months Ended June 30,
	2013	2012

Net cash provided by operating activities	$34,704,918	$28,020,359
Net cash used in investing activities	(1,002,897)	(6,925,483)
Net cash used in financing activities	-	(992,846)
Effect of exchange rate on cash and cash equivalents	2,839,465	(550,690)
Cash and cash equivalents at beginning of period	144,300,290	105,637,627
Cash and cash equivalents at end of period	$180,841,776	$125,188,967

Operating activities

For the six months ended June 30, 2013, cash provided by operating activities totaled $34.7 million compared to $28.0 million in the same period of 2012. Cash provided by operating activities for the six months ended June 30, 2013 was primarily attributable to: i) $29.0 million net income; ii) a $2.1 million decrease in accounts receivable; iii) a $2.1 million increase in accounts payable; and iv) a $1.2 million increase in other payables and accruals; offset by: i) a $0.3 million increase in prepayments for raw material purchases, which resulted from advance payments for the importation of our raw material from overseas; ii) a $1.2 million increase in inventories, resulting from the expansion of production capacity and revenue growth; and iii) a $0.3 million decrease in income taxes payable. For the six months ended June 30, 2012, cash provided by operating activities was primarily attributable to: i) $24.9 million net income; ii) a $3.9 million reduction in prepayments for raw material purchases, which resulted from advance payment for the importation of our raw material from overseas; offset by i) a $2.3 million inventory increase, resulting from the expansion of production capacity and revenue growth; and ii) a $0.9 million decrease in accounts payable.

Investing activities

For the six months ended June 30, 2013, we had a net cash outflow of $1.0 million for investing activities for the addition to construction in progress, primarily as a result of the ongoing build out of our new 30-acre plant site. For the six months ended June 30, 2012, we had a net cash outflow of $6.9 million for investing activities for the addition to construction in progress and purchase of property, plant and equipment, primarily as a result of capital investment in new equipment and machinery and building of new workshops, all of which being part of our planned expansion.

Financing activities

For the six months ended June 30, 2013, we did not engage in any financing activities. For the six months ended June 30, 2012, we had a net cash outflow of $1.0 million from financing activities, as a result of the payment of two special dividend distribution approved by the Board.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2011, 2012 and 2013 we funded our capital expenditures primarily through cash flows from operating activities, the proceeds of bank borrowings, and equity issuance.

In 2013, as we accelerate our expansion, we expect continued capital expenditures for maintaining existing machinery and adding manufacturing equipment in our new 30-acre facility, which is adjacent to our existing facility. With the addition of three new copper anode smelters on the new plant site and the dismantling of the oldest anode smelter, we currently have four smelting facilities, which can produce a total of 125,000-140,000 tons of refined copper products per year. With our current capacity of wire production lines, we can produce 6,000-8,000 tons of CCA wire and 20,000-25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm. For the 2013 capacity expansion, we believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

For the six months ended June 30, 2013, we sold 22,276 tons of CCA and copper wire, 31,870 tons of copper anode and 4,797 tons of copper rod. In the same period last year, we sold 22,163 tons of CCA and copper wire, 16,763 tons of copper anode and 4,682 tons of copper rod. As CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we either do not have to extend credit terms or have credit terms of up to 7 days. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire). CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery, is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of June 30,
	2013	2012
CCA Wire and Copper Wire	$14,309,743	$10,692,744
Copper Anode	24,167,780	13,118,771
Copper Rod	5,443,996	-
Total	$43,921,519	$23,811,515

Off-balance sheet arrangements

As of June 30, 2013 and December 31, 2012, we had no off balance sheet arrangements.

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

Any devaluation of the Renminbi against the U.S. dollars would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of June 30, 2013 and December 31, 2012, we have cash denominated in Renminbi amounting to RMB1.1 billion ($180.5 million) and RMB907.0 million ($144.3 million), respectively.

We recognized foreign currency translation adjustments of approximately $5.1 million for the six months ended June 30, 2013.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended June 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A RISK FACTORS

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

On May 30, 2013, the Company renewed the independent director agreements with each of Robert Bruce, Jonathan Serbin and Kelvin Lau.  The compensation is unchanged from the previous year.  The full text of the agreements are filed herewith.

Item 6. EXHIBITS

(b) Exhibits

Exhibit No.	Document Description
10.1	2013 Independent Director Agreement, Robert Bruce
10.2	2013 Independent Director Agreement, Jonathan Serbin
10.3	2013 Independent Director Agreement, Kelvin Lau
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

August 9, 2013	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2013	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)

