Form 10-K/A
period 2012-12-31
LIHUA INTERNATIONAL INC.
filed 2013-10-21
CIK 1399521

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

__________________________________________________________

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment Number One to the Annual Report on Form 10-K filed by Lihua International, Inc., a Delaware corporation (“we,” “our,” “us,” or the “Company”), on March 18, 2013 is being filed to:

(1) amend the cover page of this Annual Report to remove the check from the box where the Company is required to indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K;  ”

(2) amend Item 10, Directors, Executive Officers and Corporate Governance disclosure in Section 16(a) Beneficial Ownership Reporting Compliance with respect to delinquent filers during 2012; and

(3) amend Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, to correct the beneficial holdings of Magnify Wealth Enterprises Ltd, Jianhua Zhu and Yaying Wang.

Except as specifically referenced herein, this Amendment Number One to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 18, 2013, the filing date of the original report, and no other changes have been made to the report.

ii

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

The following persons did not timely file Form 4’s reflecting the grant of stock option awards in 2012:

•	Robert Bruce did not timely file a Form 4 reflecting the grant of 20,000 options to purchase common stock;

•	Jonathan Serbin did not timely file a Form 4 reflecting the grant of 20,000 options to purchase common stock; and

•	Siu Ki Lau did not timely file a Form 4 reflecting the grant of 20,000 options to purchase common stock.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Outstanding Shares of Common Stock(2) (3)

Magnify Wealth Enterprises Limited (4)(5)	13,350,000	44.77%

CMHJ Technology Fund II, L.P. (6)	1,728,807	5.80%

Jianhua Zhu (5)	13,350,000	44.77%

Yaying Wang (7)	13,350,000	44.77%

Robert C. Bruce (8)	61,000	*

Jonathan P. Serbin (9)	60,000	*

Siu Ki “Kelvin” Lau (10)	55,000	*

Daphne Huang (11)	90,000	*

Jon D. Gruber (12)	1,764,010	5.92%

J. Patterson McBaine (12)	1,784,360	5.98%

All Directors and Executive Officers, as a group (6 persons)	13,616,000	45.26%

* Less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 29,820,836 shares of Common Stock issued and outstanding.

(3)	In determining the percent of Common Stock beneficially owned on March 13, 2013, (a) the numerator is the number of shares of Common Stock beneficially owned (including shares that the stockholder has the right to acquire within 60 days of March 13, 2013), and (b) the denominator is the sum of (i) the 29,820,836 shares outstanding on March 13, 2013, and (ii) the number of shares of Common Stock which such stockholder has the right to acquire within 60 days of March 13, 2013.

(4)	The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands. As the sole director of Magnify Wealth, Mr. Zhu, our CEO and President has sole voting and investment power over the shares.

(5)	Includes 13,350,000 shares owned by Magnify Wealth, of which Mr. Zhu, as the sole director of Magnify Wealth, has sole voting and investment power over the shares. Mr. Zhu is deemed to beneficially own all of the 13,350,000 shares of common stock owned by Magnify Wealth as a result of the vesting in full of Mr. Zhu’s option to purchase all 3,000 shares of Magnify Wealth (the “Option Shares”) at $1.00 per share. While the option to purchase the Option Shares has vested in full, Mr. Zhu has not yet exercised the option.

(6)	CMHJ Partners L.P., a Cayman Islands limited partnership (“CMHJ Partners”) and the general partners of CMHJ Technology Fund II, L.P. (the “Fund”), and CMHJ Partners Ltd., a Cayman Islands limited liability company (“CMHJ”) and the general partner of CMHJ Partners, share voting and investment power with the Fund with respect to the shares beneficially owned by the Fund. CMHJ Partners and CMHJ may each be deemed to beneficially own the shares of common stock held by the Fund. CMHJ Partners and CMHJ each disclaims beneficial ownership of such shares. The address for CMHJ is Suite 803, Lippo Plaza 222 HuaiHaiZhong Road Shanghai 200021, PRC based on the Schedule 13G/A filed by CMHJ Partners L.P. on February 14, 2011.

(7)	As Mr. Zhu’s wife, Ms. Wang is deemed to be the beneficial owner of all shares of common stock beneficially owned by Mr. Zhu as a result of the vesting of 100% of Mr. Zhu’s Option Shares..

(8)	Consists of 2,000 shares of common stock held by Mr. Bruce’s wife, 9,000 shares of common stock held directly by Mr. Bruce and 50,000 shares of common stock underlying options held by Mr. Bruce that are either currently vested or vest within the next 60 days.

(9)	Consists of 60,000 shares of common stock underlying options that are either currently vested or vest within the next 60 days.

(10)	Consists of 55,000 shares of common stock underlying options that are either currently vested or vest within the next 60 days.

(11)	Consists of 90,000 shares of stock underlying options that are either currently vested or vest within the next 60 days.

(12)	Based on the Schedule 13G/A filed February 17, 2012, Jon D. Gruber and J. Patterson McBane are each managers of Gruber and McBaine Capital Management, LLC, with a business address of 50 Osgood Place, Penthouse, San Francisco, CA 94133.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1) The financial statements listed on the Financial Statements’ Table of Contents

(2) Not applicable

(b) Exhibits

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.2		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.3		Share Transfer Agreement, dated October 22, 2008 (5)
10.4		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.5		2010 Independent Director Agreement, Robert Bruce (9)
10.6		2010 Independent Director Agreement, Jonathan Serbin(9)
10.7		2010 Independent Director Agreement, Kelvin Lau (9)
10.8		Land Expropriation Contract dated November 5, 2010 (6)
10.9		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (9)
10.10		Demand Note to Magnify Wealth Enterprise Limited, dated May 19, 2011 (10)
10.11		2011 Independent Director Agreement, Robert Bruce (12)
10.12		2011 Independent Director Agreement, Jonathan Serbin (12)
10.13		2011 Independent Director Agreement, Kelvin Lau (12)
10.14		Jianhua Zhu Employment Agreement, dated October 23, 2011 (11)
10.15		Daphne Huang Employment Agreement, dated October 23, 2011 (11)
10.16		Yang “Roy” Yu Employment Agreement, dated October 23, 2011 (11)
10.17		Yaying Wang Employment Agreement, dated October 23, 2011 (11)
14		Code of Business Conduct and Ethics (7)
21		List of Subsidiaries (8)
23.1		Consent of Crowe Horwath (HK) CPA Limited (13)
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008

(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.

(9)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2011

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: October 21, 2013	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 21, 2013	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 21, 2013	By:	/s/ Daphne Huang
	Name:	Daphne Huang
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: October 21, 2013	By:	/s/ Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: October 21, 2013	By:	//s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: October 21, 2013	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: October 21, 2013	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
4.1		Form of Series A Warrant (2)
4.2		Form of Series B Warrant (2)
4.3		Common Stock Purchase Agreement by and between Plastron Acquisition Corp I and Scheduled Purchasers thereto, dated June 27, 2008. (3)
10.1		Form of Original Stockholder Lock-Up Agreement, dated October 31, 2008 (4)
10.2		Form of Principal Shareholder Lock-Up Agreement, dated October 31, 2008 (4)
10.3		Share Transfer Agreement, dated October 22, 2008 (5)
10.4		Amendment to the Share Transfer Agreement, dated March 7, 2009 (5)
10.5		2010 Independent Director Agreement, Robert Bruce (9)
10.6		2010 Independent Director Agreement, Jonathan Serbin (9)
10.7		2010 Independent Director Agreement, Kelvin Lau (9)
10.8		Land Expropriation Contract dated November 5, 2010 (6)
10.9		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (9)
10.10		Demand Note to Magnify Wealth Enterprise Limited, dated May 19, 2011 (10)
10.11		2011 Independent Director Agreement, Robert Bruce (12)
10.12		2011 Independent Director Agreement, Jonathan Serbin (12)
10.13		2011 Independent Director Agreement, Kelvin Lau (12)
10.14		Jianhua Zhu Employment Agreement, dated October 23, 2011(11)
10.15		Daphne Huang Employment Agreement, dated October 23, 2011 (11)
10.16		Yang “Roy” Yu Employment Agreement, dated October 23, 2011 (11)
10.17		Yaying Wang Employment Agreement, dated October 23, 2011 (11)
14		Code of Business Conduct and Ethics (7)
21		List of Subsidiaries (8)
23.1		Consent of Crowe Horwath (HK) CPA Limited (13)
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2008

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on December 15, 2008

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.

(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008

(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.

(9)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2011

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2013.