Form 10-Q
period 2013-09-30
LIHUA INTERNATIONAL INC.
filed 2013-11-12
CIK 1399521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

or

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

There were 29,915,819 shares of the Registrant’s Common Stock outstanding on November 8, 2013.

TABLE OF CONTENTS

Lihua International, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$188,266,350	$144,300,290
Accounts receivable, net	48,985,839	45,284,923
Prepayments for raw material purchases	20,146,389	19,569,239
Other receivables, deposits and prepayments	766,247	559,955
Prepaid land use right – current portion	415,023	406,026
Deferred income tax assets	28,625	24,948
Inventories	23,651,074	17,844,405
Total current assets	282,259,547	227,989,786
OTHER ASSETS
Property, plant and equipment, net	49,287,684	47,197,115
Construction in progress	626,220	175,006
Prepaid land use right – long-term portion	18,650,270	18,546,658
Intangible assets	44,534	3,332
Total non-current assets	68,608,708	65,922,111
Total assets	$350,868,255	$293,911,897

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	12,238,648	3,891,110
Other payables and accruals	4,675,960	4,937,404
Income taxes payable	4,709,231	5,797,188
Warrant liabilities	355,000	354,000
Total current liabilities	21,978,839	14,979,702
Total liabilities	21,978,839	14,979,702

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,095,383 shares issued and 29,831,336 shares outstanding as of September 30, 2013 (December 31, 2012: 30,084,883 shares issued and 29,820,836 shares outstanding), respectively	3,009	3,008
Additional paid-in capital	79,568,117	79,257,921
Treasury stock, at cost, 264,047 shares and 264,047 as of September 30, 2013 and December 31, 2012, respectively	(2,126,597)	(2,126,597)
Statutory reserves	17,765,472	14,566,846
Retained earnings	209,890,386	170,163,120
Accumulated other comprehensive income	23,789,029	17,067,897
Total stockholders' equity	328,889,416	278,932,195
Total liabilities and stockholders' equity	$350,868,255	$293,911,897

See accompanying notes to condensed consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(AMOUNTS EXPRESSED IN US DOLLARS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET REVENUE	$219,359,379	$238,793,030	$683,393,531	$598,887,183

Cost of sales	(198,261,030)	(213,536,628)	(617,469,949)	(534,284,755)

GROSS PROFIT	21,098,349	25,256,402	65,923,582	64,602,428

Selling expenses	(796,945)	(741,135)	(2,279,486)	(2,168,129)
General and administrative expenses	(1,807,615)	(2,059,027)	(6,219,526)	(5,991,326)

Income from operations	18,493,789	22,456,240	57,424,570	56,442,973

Other income (expenses):
Interest income	165,533	138,081	491,196	418,235
Foreign exchange differences	(917)	40,686	(1,575)	128,362
Gain on extinguishment of warrant liabilities	-	-	3,520	73,291
Change in fair value of warrants	(30,000)	451,000	(65,000)	(23,000)
Other income	147	(538)	35,011	94,241
Total other income (expenses)	134,763	629,229	463,152	691,129

Income before income taxes	18,628,552	23,085,469	57,887,722	57,134,102
Provision for income taxes	(4,689,657)	(5,858,831)	(14,961,830)	(14,985,786)

NET INCOME	$13,938,895	$17,226,638	$42,925,892	$42,148,316

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	1,594,504	(683,771)	6,721,132	(1,685,422)

COMPREHENSIVE INCOME	$15,533,399	$16,542,867	49,647,024	40,462,894

Net income per share
Basic	$0.47	$0.58	$1.44	$1.41
Diluted	$0.46	$0.58	$1.43	$1.41

Weighted average number of shares outstanding
Basic	29,831,336	29,820,836	29,825,874	29,814,300
Diluted	29,972,453	29,891,994	29,972,559	29,996,507

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2013	29,820,836	$3,008	$79,257,921	$14,566,846	$(2,126,597)	$170,163,120	$17,067,897	$278,932,195

Net income	-	-	-	-	-	42,925,892	-	42,925,892
Foreign currency translation adjustment	-	-	-	-	-	-	6,721,132	6,721,132
Exercise of warrants	10,500	1	60,479	-	-	-	-	60,480
Share-based payments to employees and directors	-	-	249,717	-	-	-	-	249,717
Appropriation of statutory reserves	-	-	-	3,198,626	-	(3,198,626)	-	-

At September 30, 2013	29,831,336	$3,009	$79,568,117	$17,765,472	$(2,126,597)	$209,890,386	$23,789,029	$328,889,416

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS EXPRESSED IN US DOLLARS)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,925,892	$42,148,316
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,200,871	2,374,465
Share-based compensation	249,717	313,309
Gain on extinguishment of warrant liabilities	(3,520)	(73,291)
Change in fair value of warrants	65,000	23,000
Deferred income tax benefits	(3,085)	175,444
(Increase) decrease in assets:
Accounts receivable	(2,659,054)	(11,538,283)
Prepayments for raw material purchases	(151,700)	4,866,964
Other receivables, deposits and prepayments	(177,948)	823,965
Inventories	(5,349,111)	(6,784,994)
Increase (decrease) in liabilities:
Accounts payable	8,171,198	1,162,203
Other payables and accruals	(381,549)	224,537
Income taxes payable	(1,204,446)	1,319,696
Net cash provided by operating activities	44,682,265	35,035,331
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,913,886)	(2,357,375)
Deposits for plant and equipment and construction in progress	(428,765)	(5,942,533)
Net cash used in investing activities	(4,342,651)	(8,299,908)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend paid	-	(992,846)
Net cash used in financing activities	-	(992,846)
Foreign currency translation adjustment	3,626,446	(895,003)
INCREASE IN CASH AND CASH EQUIVALENTS	43,966,060	24,847,574
CASH AND CASH EQUIVALENTS, at the beginning of the period	144,300,290	105,637,627
CASH AND CASH EQUIVALENTS, at the end of the period	$188,266,350	$130,485,201
MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$249,717	$313,309
Issuance of common stock to settle warrant liabilities	60,480	311,709
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for income taxes	$16,169,361	$13,490,647

See accompanying notes to condensed consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

On September 4, 2009, the Company’s common stock began trading on the NASDAQ Capital Market under the symbol “LIWA”.

As of September 30, 2013, details of the subsidiaries of the Company are as follows:

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Research and development costs
Research and development costs are expensed as incurred, and charged to general and administrative expense. For the nine months ended September 30, 2013 and 2012, research and development costs were $702,640 and $1,355,119, respectively. For the three months ended September 30, 2013 and 2012, research and development costs were $243,672 and $619,039, respectively.

Advertising costs
The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expenses was $13,200 and $856 for the nine months ended September 30, 2013 and 2012, and $56 and nil for the three months ended September 30, 2013 and 2012, respectively.

Shipping and handling costs
Substantially all costs of shipping and handling of products to customers are included in selling expenses. Shipping and handling costs for the nine months ended September 30, 2013 and 2012 were $1,836,356 and $1,737,112, and for the three months ended September 30, 2013 and 2012 were $645,284 and $584,627, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign currency
The Company has its local currency, Renminbi, (“RMB”), as its functional currency. The Company’s subsidiaries maintain their books and records in their functional currency, RMB. The consolidated financial statements of the Company are translated from RMB into United States dollars (U.S. Dollars or “US$” or “$”). Accordingly, assets and liabilities of the PRC subsidiaries are translated from RMB to U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date.  Items on the statement of comprehensive income and cash flows are translated at average exchange rates during the reporting period.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	September 30, 2013	December 31,2012
Balance sheet items, except for equity accounts	US$1=RMB 6.1480	US$1=RMB 6.2855

	Three months ended September 30,
	2013	2012
Items in the statements of comprehensive income and cash flows	US$1=RMB 6.1678	US$1=RMB 6.3344

	Nine months ended September 30,
	2013	2012
Items in the statements of comprehensive income and cash flows	US$1=RMB 6.2152	US$1=RMB 6.3170

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), that requires an organization to present the effects on the line items of net income of significant amounts reclassified out of Accumulated OCI, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and it did not have a significant impact on its consolidated results of operations and financial condition.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in its first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy that requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2013 to September 30, 2013 are summarized as follows:

Warrant liability (Level 2)
Balance at January 1, 2013	$354,000
Change in fair value included in earnings	65,000
Exercise of warrants	(64,000)
Balance at September 30, 2013	$355,000

The Company did not identify any other assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of cash and cash equivalents, trade receivables and payables approximate their fair values due to the short maturities of these instruments.

The Company estimated the fair value of its warrants as of September 30, 2013 and December 31, 2012 using the Black-Scholes option pricing model using the following assumptions:

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS – CONTINUED

	September 30, 2013	December 31, 2012
Series B Warrants
Market price of common stock:	$4.980	$4.390
Exercise price:	3.50	3.50
Remaining contractual life (years):	0.08	0.83
Dividend yield:	–	–
Expected volatility:	23.35%	51.41%
Risk-free interest rate:	0.02%	0.13%
Fair value – Series B Warrants	$334,000	$319,000
Underwriter Warrants
Market price of common stock:	$4.980	$4.390
Exercise price:	4.80	4.80
Remaining contractual life (years):	0.93	1.68
Dividend yield:	–	–
Expected volatility:	34.85%	61.26%
Risk-free interest rate:	0.08%	0.21%
Fair value – Underwriter Warrants	$21,000	$35,000
Fair value – Total	$355,000	$354,000

During the nine months ended September 30, 2013, 28,348 warrants were exercised on a cashless basis to purchase 10,500 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $3,520 was recognized. For details, please refer to the following table.

Exercise date:	May 22, 2013
Market price of common stock:	$5.76
Exercise warrants:	28,348
Exercise price:	$3.5
Remaining contractual life (years):	0.44
Dividend yield:	-
Expected volatility:	35.48%
Risk-free interest rate:	0.07%
Fair values:	$2.2653
Gain on extinguishment of warrant liabilities	$3,520

During the nine months ended September 30, 2012, 125,000 warrants were exercised on a cashless basis to purchase 48,402 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate gain of $73,291 was recognized. For details, please refer to the following table.

Exercise date:	February 7, 2012
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.5
Remaining contractual life (years):	1.73
Dividend yield:	-%
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:
	September 30,	December 31,
	2013	2012

Accounts receivable	$48,985,839	$45,284,923
Less: Allowance for doubtful debts	-	-
Accounts receivable, net	$48,985,839	$45,284,923

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of September 30, 2013, and December 31, 2012, such prepayments were $20,146,389 and $19,569,239, respectively.

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:
	September 30,	December 31,
	2013	2012

Prepaid insurance	$303,650	$162,000
Other receivables	367,396	118,031
Utility deposits	81,327	79,548
Other prepayments	13,874	-
Prepaid research and development costs	-	200,376
Less: Allowance for valuation and doubtful debts	-	-
	$766,247	$559,955

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of September 30, 2013 and December 31, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2013 and 2012, pursuant to the terms of these contracts.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:
	September 30,	December 31,
	2013	2012
Raw materials	$15,642,987	$12,906,713
Work in progress	618,107	419,695
CCA and copper wire	3,289,058	2,947,584
Copper rod and anode	4,100,922	1,570,413
	$23,651,074	$17,844,405

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 8	INTANGIBLE ASSETS

	September 30,	December 31,
	2013	2012
Computer software, cost	$59,926	$15,524
Less: Accumulated amortization	(15,392)	(12,192)
	$44,534	$3,332

Amortization expense for the nine months ended September 30, 2013 and 2012 was $2,897 and $170, respectively. Amortization expense for the three months ended September 30, 2013 and 2012 was $1,938 and nil, respectively.

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments made to acquire long-term interests to utilize the land underlying the building and production facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on the prepaid land use right were $307,902 and $302,940 for the nine months ended September 30, 2013 and 2012, and $103,503 and $100,673 for the three months ended September 30, 2013 and 2012, respectively. The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $415,023 per annum.

As of September 30, 2013, prepaid land use rights included RMB32,399,100 ($5,269,860) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which will be used for expansion of its manufacturing facilities. As of September 30, 2013, RMB2,399,100 ($390,224) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,269,860 to the local authority, the Company also paid $5,901,242 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,100 ($390,224). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management believes they can receive the land use rights certificate for the remaining 80 mu. However, the timing of receiving the certificate is highly dependent on the local government. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

Based upon the local government practice, as well as the Company’s prior experience obtaining land use rights after going through the same process, management believes that the risk of losing the already allocated land use right is extremely low. In the unlikely event that the local government is unable to issue the physical land use right certificate for the remaining 80 mu of land, the Company believes it would have the right to receive a refund of the payment we made to the local government with respect to the land use right and, request to receive additional monies from the local government for construction costs incurred to date on the land.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:
	September 30,	December 31,
	2013	2012
Cost:
Buildings	$35,030,328	$34,264,012
Office equipment	424,849	415,007
Motor vehicles	768,254	696,015
Machinery	25,927,198	21,545,892
Total cost	62,150,629	56,920,926
Less: Accumulated depreciation	(12,862,945)	(9,723,811)
Net book value	$49,287,684	$47,197,115

Depreciation expense was $2,890,072 and $2,071,355 for the nine months ended September 30, 2013 and 2012, and $995,352 and $935,252 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	September 30,	December 31,
	2013	2012
Construction of equipment	$178,920	$175,006
Construction of buildings	447,300	-
	$626,220	$175,006

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:
	September 30,	December 31,
	2013	2012
Accrued staff costs	$614,448	$763,430
Other taxes payable	1,253,537	1,768,702
Construction cost payable	2,015,848	1,958,204
Research and development costs payable	56,167	-
Other payables	735,960	447,068
	$4,675,960	$4,937,404

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

During the nine months ended September 30, 2013, 28,348 warrants were exercised on a cashless basis to purchase 10,500 shares of common stock, which would have been exercisable in cash for $3.50 per share.

Warrants issued and outstanding at September 30, 2013, and changes during the nine months then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2013	283,956	$3.63	0.91	283,956	$3.63	0.91
Granted / Vested	-
Forfeited	-
Exercised	(28,348)	3.50
Balance, September 30, 2013	255,608	3.64	0.18	255,608	3.64	0.18

All the 227,152 Series B Warrants expired on October 31, 2013. The Company is in the process of completing the formalities in relation to the exercise of these warrants to purchase shares of its common stock.

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized compensation expense of $249,717 and $93,797 for the nine and three months ended September 30, 2013, respectively. The Company recognized compensation expense of $313,309 and $98,834 for the nine and three months ended September 30, 2012, respectively.

Options issued and outstanding at September 30, 2013 and their movements during the nine months then ended are as follows:

	Number of underlying shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1)	Weighted- Average Contractual Life Remaining in Years
Outstanding at January 1, 2013	715,000	$5.25	$65,700	8.47
Granted	60,000	5.60		10.00
Exercised	-
Expired	-
Forfeited	-
Outstanding at September 30, 2013	775,000	$5.28	$306,600	7.92
Exercisable at September 30, 2013	445,000	$5.71	$177,000	7.59

(1)
The intrinsic value of the stock options at September 30, 2013 and December 31, 2012 is the amount by which the market value of the Company’s common stock of $4.98 and $4.39, as of September 30, 2013 and December 31, 2012, respectively, exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, statutory reserve activity is as follows:

Balance – January 1, 2013	$14,566,846
Addition to statutory reserves	3,198,626
Balance – September 30, 2013	$17,765,472

NOTE 16	OTHER INCOME (EXPENSES)

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2013	2012	2013	2012

Government subsidies	$340	$-	$80,448	$95,128
Other	(193)	(538)	(45,437)	(887)

	$147	$(538)	$35,011	$94,241

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 17	INCOME TAXES

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

The New Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As management does not anticipate that the subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2013, and no dividends were distributed in the years ended December 31, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2013. Total undistributed earnings of these PRC subsidiaries at September 30, 2013 were RMB1, 557,329,642 ($253,306,708).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
PRC income tax:
Current	$4,802,892	$5,863,804	$15,045,973	$14,997,311
Deferred	(113,235)	(4,973)	(84,143)	(11,525)

	$4,689,657	$5,858,831	$14,961,830	$14,985,786

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Pre-tax income	$18,628,552	$23,085,469	$57,887,722	$57,134,102

United States federal corporate income tax rate	34%	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	6,333,707	7,849,060	19,681,825	19,425,595
Reconciling items:
Loss not recognized as deferred tax assets	185,730	237,951	669,537	838,138
Non-deductible expenses	2,557	23,704	68,938	98,148
Change in fair value of warrants	10,200	(153,340)	20,903	(17,099)
Rate differential for PRC earnings	(1,729,302)	(2,103,517)	(5,395,230)	(5,370,521)
Other	(113,235)	4,973	(84,143)	11,525
Effective tax expense	$4,689,657	$5,858,831	$14,961,830	$14,985,786

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 17	INCOME TAXES – CONTINUED

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:
	September 30,	December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carry forward	$5,459,400	$4,786,510
Unrealized intercompany profit in inventory	28,625	24,948
Less: Valuation allowance	(5,459,400)	(4,786,510)

	$28,625	$24,948

As of September 30, 2013 and December 31, 2012, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carry forwards of $16,057,058 and $14,077,971, respectively, available to reduce future taxable income which will expire in various years through 2030. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of September 30, 2013 and December 31, 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2013 and 2012, and no provision for interest and penalties is deemed necessary as of September 30, 2013 and December 31, 2012.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Income available to common shareholders:
- Basic and diluted	$13,938,895	$17,226,638	$42,925,892	$42,148,316
Weighted average number of shares:
- Basic	29,831,336	29,820,836	29,825,874	29,814,300
- Effect of dilutive warrants and options	141,117	71,158	146,685	182,207
- Diluted	29,972,453	29,891,994	29,972,559	29,996,507

Net income per share
- Basic	$0.47	$0.58	$1.44	$1.41
- Diluted	$0.46	$0.58	$1.43	$1.41

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 19	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of September 30, 2013 and December 31, 2012, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2013 and 2012, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2013 and December 31, 2012 were due from customers located in the PRC.

One customer accounted for 30.3% of the Company’s revenue for the nine months ended September 30, 2013, and two customers accounted for 29.4% and12.5% of the Company’s revenue for the nine months ended September 30, 2012, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the nine months ended September 30, 2013 or 2012.

Two customers accounted for 24.8% and 19.4% of the Company’s revenue for the three months ended September 30, 2013, and two customers accounted for 34.7% and 14.7% of the Company’s revenue for the three months ended September 30, 2012, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the three months ended September 30, 2013 or 2012.

Two customers accounted for 28.2% and 22.9% of total accounts receivable of the Company as of September 30, 2013 respectively, and two customers accounted for 48.5% and 14.6% of total accounts receivable of the Company as of December 31, 2012, respectively. There was no other single customer who accounted for 10% or more of the Company’s accounts receivable as of September 30, 2013 and December 31, 2012.

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

Lease commitments
The Company has entered into tenancy agreements for the lease of factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of September 30, 2013 are as follows:

Payable within:
- remainder of fiscal year ending December 31, 2013	16,103
- fiscal year ending December 31, 2014 and thereafter	21,470

Total	$37,573

Other commitments
During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.09 million. As of September 30, 2013, the Company has paid $2.24 million. The Company expects to pay the remaining $0.85 million within one year.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Net revenue from unaffiliated customers:
Copper and CCA wire	$85,642,421	$101,242,664	$270,148,440	$291,287,470
Copper anode	116,747,004	118,235,921	359,347,153	251,407,291
Refined copper rod	16,969,954	19,314,445	53,897,938	56,192,422
	$219,359,379	$238,793,030	$683,393,531	$598,887,183

Gross profit:
Copper and CCA wire	$9,777,841	$12,791,911	$31,024,538	$36,137,661
Copper anode	10,456,128	11,425,027	32,317,176	25,566,787
Refined copper rod	864,380	1,039,464	2,581,868	2,897,980
	$21,098,349	$25,256,402	$65,923,582	$64,602,428

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

We manufacture and sell four major types of refined copper products and copper alternative products: copper anode, pure copper rod, pure copper wire and copper clad aluminum (“CCA”) wire. Copper anode, pure copper rod and pure copper wire products are produced from refined scrap copper utilizing our proprietary scrap copper recycling and cleaning technology and process. Currently 62% of the copper rod volume we produce is used internally as a raw material for copper wire production.

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line that enables us to produce pure copper products from scrap copper. The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods). We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire. We believe this recycled copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper. We added a second 25,000 ton per annum capacity copper smelter in July 2010, which doubled our recycled copper refining and manufacturing capacity to 50,000 tons per year. We use this second smelter to produce another new product, copper anode, which is the fundamental building block for almost all pure copper products and has a wide range of potential end market uses. In October 2011, we completed capacity efficiency improvements to our two smelters and increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In June 2012, we started production of copper anode from two new smelters, which were constructed on our 30-acre new plant site. In December 2012, we dismantled the oldest copper anode smelter as a result of consolidating and upgrading our production site. In the first quarter of 2013, we completed construction of a third copper anode smelter in the copper anode factory on the new 30-acre site. The new anode smelters each have production capacities of 25,000-30,000 tons per annum. As of September 30, 2013, the total anode production capacity was 75,000 – 90,000 tons per annum, and our scrap copper annual refinery capacity was 125,000 – 140,000 tons.

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

In partnership with the Shanghai Cable and Wire Research Institute, we have developed a new CCA cable and wire product that has a higher copper component ratio than existing CCA cable and wire products and uses a new seamless binding technology with high electric conductivity and transmission capabilities that make it ideal for use in higher-technology applications such as power transmission 1,000 voltage and under.  In addition, due to its superior electric conductivity and transmission quality, the product can be used for more diversified and higher end applications such as computers, cell phones, medical equipment, automobiles, communication and audio-visual products.  We use high purity copper and aluminum purchased from outside suppliers to create this new CCA product.

We have made material progress in developing this new CCA cable and wire product, having submitted 16 patent applications and pursued production permits.  While there can be no guarantee that any of our patent applications will result in patents ultimately being issued, we anticipate resolution of these applications within the next 24 months.  We produced a small amount of the product using the cladding of copper foil and an aluminum process, and further draw them into superfine wires, and have delivered qualification batches to prospective customers, some of whom are current customers for our existing CCA and copper wire products. Reception of the new CCA superfine wire product has been positive to date.  Because the new CCA cable and wire product has technological advantages and is of higher quality, we expect the product to have better profitability that our existing product offerings.

We believe that we are well positioned to continue to capture further market share in the copper and copper replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, our sales and net income have increased substantially during the last three years. We generated sales of $370.5 million, $637.1 million and $853.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. We achieved net income of $38.5 million, $53.1 million and $57.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. In 2011, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash gain of $3.1 million, which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for 2011 was $50.0 million, up 25.8% from 2010. In 2012, we had a $0.1 million non-cash gain on extinguishment of warrant liabilities and a non-cash charge of $(0.1) million which resulted from the change in the fair value of the warrants. Excluding the impact of these non-cash warrant related items, net income for the year ended December 31, 2012 was $58.1 million, up 16.0% from 2011. For the nine months ended September 30, 2013 and 2012, we recognized $3,520 and $73,921 gain on extinguishment of warrant liabilities, respectively. For the nine months ended September 30, 2013 and 2012, we recognized non-cash charges of $65,000 and $23,000, respectively, from the change in the fair value of warrants. Excluding the impact of these non-cash items, net income for the nine months ended September 30, 2013 was $43.0 million, up 2.1% from the same period last year.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the quantity and capacity of the equipment we have installed to produce these products. Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities, one of which is allocated to copper rod and the other three to copper anode production. We are currently reconfiguring the duct collection system of the smelters, and plan to complete construction of a new copper anode smelter once the duct collection system reconfiguration is completed. Current estimated completion time is early 2014. The three copper anode smelters have a total annual production capacity of 75,000 - 90,000 tons and the copper rod smelter has a production capacity of 50,000 tons per annum. During the nine months ended September 30, 2013 we sold 48,034 tons of copper anode, 33,152 tons of CCA and copper wire products, and 7,123 tons of copper rod. As of September 30, 2013, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wires, with a total capacity of approximately 6,000 – 8,000 tons per annum of superfine CCA wire and approximately 20,000 – 25,000 tons per annum of superfine copper wire, with a diameter range of 0.03 mm to 1.60 mm. The above referenced copper wire production capacity does not include the production of the thickest class of copper wire, with a diameter range of 1.65 mm to 2.60 mm. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China. We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines. In 2012, we completed construction of production and warehousing facilities on a new plant, adjacent to the current plant, and have added three copper anode smelters on the site as of January 2013. In addition, we have completed construction of all the production and warehouse facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials. In the quarter ended September 30, 2013, we had purchased approximately $4 million of production machines for the new CCA cable and wire products.

Significant Factors Affecting Our Results of Operations

The most significant factors that affect our financial condition and results of operations are:

⋅     product mix and impact of gross margins;

⋅     supply and costs of principal raw materials;

⋅     copper prices and supply and demand of copper;

⋅     production capacity; and

⋅     economic conditions in China.

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

Copper prices and supply and demand of copper

Generally the price of our products is determined with reference to the prevailing local retail copper prices at the time of sale, and we believe our products replace or supplement copper. For these reasons, our products are affected by the market price, demand and supply of copper. We price our refined copper and CCA wire products based on the market price for materials plus a fixed dollar mark-up, part of which makes up our gross profit. Our gross margin is impacted by the spread between the purchase price of our raw materials and the copper market price. The wider the spread, the higher gross profit we can potentially achieve, and vice versa. Shanghai Changjiang Commodity Market, one of the major metal trading markets in the PRC, publishes the copper trading prices twice daily. These prices typically set the range for the prices of our materials as well as finished products, and are generally followed by all industry participants.

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

Cost of sales

Our cost of sales consist primarily of direct material costs, and, to a lesser extent, direct labor costs and manufacturing overhead costs. Direct material costs generally accounted for the majority of our cost of sales.

Gross profit

Our gross profit is affected by the prevailing retail copper price. We price our products with reference to the prevailing local retail copper prices at the time of sale plus a fixed dollar mark-up, part of which makes up our gross profit. Our gross margin is impacted by the spread between the purchase price of our raw materials and the copper market price. The wider the spread, the higher gross profit we can potentially achieve, and vice versa.

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

Other income and expense

Other income and expense includes interest income, foreign exchange differences, government subsidies, and other income and expenses.

Change in fair value of warrants

The fair value of the Company’s issued and outstanding Series B Warrants and the Warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, was $0.4 million as of September 30, 2013 and the Company recognized a non-cash charge of $0.07 million from the change in fair value of these warrants for the nine months ended September 30, 2013. In future periods, we may experience significant gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

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

The PRC’s New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As we do not anticipate our subsidiaries in the PRC will distribute their earnings to the Company for the year ending December 31, 2013, and no dividends were distributed in the years ended December 31, 2012, 2011 and 2010, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through September 30, 2013.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2012

Sales

For the three months ended September 30, 2013, net sales decreased by 8.1% from $238.8 million in the three months ended September 30, 2012 to $219.4 million. This decline in sales was primarily driven by: i) decline in the sales volume for our CCA and copper wire products; and ii) lower average selling prices for all of our products.

Overall sales volume decrease of 1.9% for the three months ended September 30, 2013 over the same period last year is primarily the result of reduction of production of our CCA and copper wire product, which was impacted by the temporary suspension of production for about 10 days as a result of drawing machine relocation from the old plant to a new factory on the 30-acre site, to better streamline all wire production, and create space for new product and test equipment in the old factory. The sales volume of our copper anode product grew 4.8% and the sales volume of our copper rod products saw a 4.7% decline in the third quarter of 2013 compared with the same period last year.

We price our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold - the thicker the wire diameter the lower the selling price, and vice versa.

The table below sets forth more details regarding the product sales breakdown by specific category.

	Three months ended September 30,
	2013			2012
(Sales $s in thousands)	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$85,642	10,876	$7,874	$101,243	12,050	$8,402
Copper anode	116,747	16,164	7,223	118,236	15,431	7,662
Copper rod	16,970	2,326	7,296	19,314	2,441	7,913
Total	$219,359	29,366	$7,470	$238,793	29,922	7,981

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the three months ended September 30, 2013 and 2012:

	Three Months ended September 30,
	2013		2012
($s in thousands)	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$75,864	88.6%	$88,451	87.4%
Copper anode	106,291	91.0%	106,811	90.3%
Copper rod	16,106	94.9%	18,275	94.6%
Total	$198,261	90.4%	$213,537	89.4%

	Three Months ended September 30,
	2013		2012
($s in thousands)	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$9,778	11.4%	$12,792	12.6%
Copper anode	10,456	9.0%	11,425	9.7%
Copper rod	864	5.1%	1,039	5.4%
Total	$21,098	9.6%	$25,256	10.6%

* Percentage of sales of respective product category

Total cost of sales for the three months ended September 30, 2013 was $198.3 million, reflecting a decrease of 7.2% from the same period last year. As a percentage of total sales, our cost of sales increased to 90.4% of total sales for the three months ended September 30, 2013, compared to 89.4% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 9.6% in the three months ended September 30, 2013 from 10.6% for the same period last year, principally due to the reduced profitability of our products resulting from the narrowing spread between our raw material costs and product selling prices, in a declining copper price environment.

Gross profit for the three months ended September 30, 2013was $21.1 million, down 16.5% from gross profit of $25.3 million for the same period in 2012.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,				Change in three months ended September 30, 2013 compared to three months ended September 30, 2012
	2013		2012
($s in thousands)	US$	% of Sales	US$	% of Sales	%
Gross profit	$21,098	9.6%	$ 25,256	10.6%	(16.5)%
Operating Expenses:
Selling expenses	(797)	(0.4)%	(741)	(0.3)%	7.6%
General & administrative expenses	(1,807)	(0.8)%	(2,059)	(0.9)%	(12.2)%
Total operating expense	(2,604)	(1.2)%	(2,800)	(1.2)%	(7.0)%
Income from operations	$18,494	8.4%	$ 22,456	9.4%	(27.6)%

Total selling, general and administrative expenses were approximately $2.6 million for the three months ended September 30, 2013, representing a decrease of 7.0% compared to approximately $2.8 million for the same period last year.

Selling expenses were approximately $0.8 million for the three months ended September 30, 2013, an increase of approximately 7.6% compared to the same period last year. As a percentage of sales, selling expenses were 0.4% and 0.3% of sales for the three months ended September 30, 2013 and 2012, respectively. The increase in the selling expenses was mainly due to the increase in shipping and handling as well as employee compensations as a result of additional hiring for new product development and marketing.

General and administrative expenses were approximately $1.8 million for the three months ended September 30, 2013, a decrease of $0.3 million or 12.2% compared to the same period last year. The decrease was mainly due to the decrease in R&D expenses as a result of completion of payment to Shanghai Electric Cable Research Institute.

Income Tax

For the three months ended September 30, 2013, income tax expense was $4.7 million, reflecting an effective tax rate of 25.2%. The effective tax rate for the same period in 2012 was 25.4%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 24.4% and 25.1% for the three months ended September 30, 2013 and 2012, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the three months ended September 30, 2013 was $13.9 million, or 6.4% of net revenue, compared to $17.2 million, or 7.2% of net revenue, down 19.1% from the same period in 2012 as a result of the reasons stated above.

Foreign Currency Translation Gains And Losses

During the three months ended September 30, 2013, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $1.6 million. During the three months ended September 30, 2012, the RMB declined against the U.S. dollar, and we recognized a foreign currency translation loss of $0.7 million. RMB at September 30, 2013 appreciated against the US dollar by about 2.2% when compared to December 31, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2012

Sales

Net sales increased by 14.1% from $598.9 million in the nine months ended September 30, 2012 to $683.4 million in the nine months ended September 30, 2013. This growth in sales was primarily driven by the increase in copper anode sales resulting from increased smelter production capacity. The increase in sales revenue was, however, impacted by lower average selling prices of our products during the first nine months of 2013 compared with the same period last year.

Overall sales volume increase of 20.1% for the nine months ended September 30, 2013 over the same period last year is primarily the result of additional production and sales of our copper anode product. Sales volume of our copper rod product remained flat year-over-year, and the sales volume of our wire products saw a 3.1% decline in the first nine months of 2013 over the same period last year.

We sell our products based on the prevailing market price of the underlying product at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products sold - the thicker the wire diameter the lower the sale price, and vice versa.

The table below sets forth more details regarding the product sales breakdown by specific category.

	Nine months ended September 30,
	2013			2012
(Sales $s in thousands)	Sales	Volume (m.t.)	Average Price/m.t.	Sales	Volume (m.t.)	Average Price/m.t.
CCA and copper wire	$270,149	33,152	$8,149	$291,287	34,213	$8,514
Copper anode	359,347	48,034	7,481	251,407	32,194	7,809
Copper rod	53,898	7,123	7,567	56,192	7,123	7,889
Total	$683,394	88,309	$7,739	$598,887	73,530	8,145

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the nine months ended September 30, 2013 and 2012:

	Nine Months ended September 30,
	2013		2012
($s in thousands)	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
CCA and copper wire	$239,124	88.5%	$255,149	87.6%
Copper anode	327,030	91.0%	225,840	89.8%
Copper rod	51,316	95.2%	53,296	94.8%
Total	$617,470	90.4%	$534,285	89.2%

	Nine Months ended September 30,
	2013		2012
($s in thousands)	Gross Profit	% of Sales*	Gross Profit	% of Sales*
CCA and copper wire	$31,025	11.5%	$36,137	12.4%
Copper anode	32,317	9.0%	25,567	10.2%
Copper rod	2,582	4.8%	2,898	5.2%
Total	$65,924	9.6%	$64,602	10.8%

* Percentage of sales of respective product category

Total cost of sales for the nine months ended September 30, 2013 was $617.5 million, reflecting an increase of 15.6% from the same period last year. As a percentage of total sales, cost of sales increased to 90.4% of total sales for the nine months ended September 30, 2013, compared with 89.2% of total sales in the same period last year. Consequently, gross margin as a percentage of total sales decreased to 9.6% in the nine months ended September 30, 2013 from 10.8% for the same period last year, principally due to the additional production and sales of lower margin copper anode products as well as reduced profitability of our products resulting from the narrowing spread between our raw material costs and product selling prices, in a declining copper price environment.

Gross profit for the nine months ended September 30, 2013 was $65.9 million, up 2.0% from gross profit of $64.6 million for the same period in 2012.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,				Change in nine months ended September 30, 2013 compared to nine months ended September 30, 2012
	2013		2012
($s in thousands)	US$	% of Sales	US$	% of Sales	%
Gross profit	$65,924	9.6%	$64,602	10.8%	2.0%
Operating Expenses:
Selling expenses	(2,279)	(0.3)%	(2,168)	(0.4)%	5.1%
General & administrative expenses	(6,220)	(0.9)%	(5,991)	(1.0)%	3.8%
Total operating expense	(8,499)	(1.2)%	(8,159)	(1.4)%	4.2%
Income from operations	$57,425	8.4%	$56,443	9.4%	1.7%

Total selling, general and administrative expenses were approximately $8.5 million for the nine months ended September 30, 2013, an increase of 4.2% compared with approximately $8.2 million for the same period last year. The increase in the selling expenses was mainly due to the increase in shipping and handling, as a result of increase of sales during the nine months ended September 30, 2013 compare to the same period last year.

Selling expenses were approximately $2.3 million for the nine months ended September 30, 2013, an increase of approximately 5.1% compared with the same period last year. As a percentage of sales, selling expenses were 0.3% and 0.4% of sales for the nine months ended September 30, 2013 and 2012, respectively. The decrease was mainly due to that the selling expense growth rate was less than the sales' growth rate during the nine months ended September 30, 2013 compare to the same period last year.

General and administrative expenses were approximately $6.2 million for the nine months ended September 30, 2013, an increase of $0.2 million or 3.8% compared to the same period last year. Expenses such as travelling and entertainment, administrative salaries and miscellaneous taxation increased owing to the continuing expansion in business during the first nine months of 2013.

Income Tax

For the nine months ended September 30, 2013, income tax expense was $15.0 million, reflecting an effective tax rate of 25.8%. The effective tax rate for the same period in 2012 was 26.2%. Excluding the non-taxable gain/loss on warrants and the operating loss of the US entity, the effective tax rate was 24.9% and 25.2% for the nine months ended September 30, 2013, 2013 and 2012, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the nine months ended September 30, 2013 was $42.9 million, or 6.3% of net revenue, compared to $42.1 million, or 7.0% of net revenue, up 1.8% from the same period in 2012 as a result of the reasons stated above.

Foreign Currency Translation Gains And Losses

During the nine months ended September 30, 2013, the RMB rose against the U.S. dollar, and we recognized a foreign currency translation gain of $6.7 million. During the nine months ended September 30, 2012, the RMB declined against the U.S. dollar, and we recognized a foreign currency translation loss of $1.7 million. RMB at September 30, 2013 appreciated against the US dollar by about 2.2% when compared to December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations, bank loans and fund raising through issuing new shares in the capital markets.

As of September 30, 2013, total cash held in Renminbi and U.S. dollars was RMB1.2 billion (or $188.3 million based on the conversion rate of US$1 = RMB6.148 on the same date). We maintain cash in U.S. dollars in offshore accounts in Hong Kong and the U.S. to pay for U.S.-related expenses such as legal fees and external investor relations firm fees as a result of being a public company in the U.S.

As of September 30, 2013, we had approximately $188.3 million in cash, up $44.0 million from $144.3 million at December 31, 2012. The following table summarizes our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(US$)
Net cash provided by operating activities	$44,682,265	$35,035,331
Net cash used in investing activities	(4,342,651)	(8,299,908)
Net cash used in financing activities	-	(992,846)
Effect of exchange rate on cash and cash equivalents	3,626,446	(895,003)
Cash and cash equivalents at beginning of period	144,300,290	105,637,627
Cash and cash equivalents at end of period	$188,266,350	$130,485,201

Operating activities

For the nine months ended September 30, 2013, cash provided by operating activities totaled $44.7 million compared to $35.0 million in the same period of 2012. This increase was primarily attributable to: i) $42.9 million net income; and ii) a $8.2 million increase in accounts payable; offset by i) a $2.7 million decrease in accounts receivable; ii) a $5.4 million reduction in inventories; and iii) a $1.2 million decrease in income taxes payable. For the nine months ended September 30, 2012, cash provided by operating activities was primarily attributable to: i) $42.1 million net income; ii) a $4.9 million reduction in prepayments for raw material purchases, which resulted from an advance payment for the importation of our raw material from overseas; iii) a $1.2 million increase in accounts payable; and iv) a $1.3 mi9llion increase in income taxes payable; offset by i) a $11.5 million increase in accounts receivable; and ii) a $6.8 million increase in inventory, resulting from the expansion of production capacity and revenue growth.

Investing activities

For the nine months ended September 30, 2013 and 2012, we had a net cash outflow of $4.3 million and $8.3 million, respectively, for investing activities, primarily as a result of the addition of the production equipment and the ongoing build out of our new 30 acre plant site.

Financing activities

For the nine months ended September 30, 2013, we did not engage in any financing activities. For the nine months ended September 30, 2012, we had a net cash outflow of $1.0 million from financing activities, as a result of the payment of two special dividends approved by the Board of Directors.

Capital expenditures

Our capital expenditures are principally comprised of construction and purchases of property, plant and equipment for expansion of our production facilities. In 2011, 2012 and 2013 we funded our capital expenditures primarily through cash flows from operating activities, the proceeds of bank borrowings, and equity issuance.

In 2013, as we have accelerated our expansion, and as such expect continued capital expenditures for maintaining our existing machinery as well as adding manufacturing equipment in our new 30-acre facility, which is adjacent to our existing facility. With the addition of three new copper anode smelters on the new plant site and the dismantling of the oldest anode smelter, we currently have four smelting facilities that can produce a total of 125,000-140,000 tons of refined copper products per year. With our current capacity of wire production lines, we can produce 6,000-8,000 tons of CCA wire and 20,000-25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our capacity expansion for 2013, as well as anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

For the nine months ended September 30, 2013, we sold 33,152 tons of CCA and copper wire, 48,034 tons of copper anode and 7,123 tons of copper rod. In the same period last year, we sold 34,213 tons of CCA and copper wire, 32,194 tons of copper anode and 7,123 tons of copper rod. Since CCA is an emerging product in the PRC, we extend credit terms to some of our larger customers. However, pure copper products, such as our copper anode and copper rod, are in such high demand that we either do not have to extend credit terms or have credit terms of up to 7 days. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire). CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper anode (and copper rod) purchases are 70% payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue, with the remaining 30% generally collected within 30 days after the delivery. This decision to extend terms or to collect payment upon delivery is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require 70% payment upon delivery for purchases of copper rod and/or copper anode.

The table below shows the breakdown of accounts receivable by product:

	As of September 30,
	2013	2012
CCA Wire and Copper Wire	$14,544,303	$13,539,353
Copper Anode	29,702,543	24,100,673
Copper Rod	4,738,993	4,740,483
Total	$48,985,839	$42,380,509

Off-balance sheet arrangements

As of September 30, 2013 and December 31, 2012, we had no off balance sheet arrangements.

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

Any devaluation of the Renminbi against the U.S. dollars would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of September 30, 2013 and December 31, 2012, we have cash denominated in Renminbi amounting to RMB1.2 billion ($188.3 million) and RMB 907.0 million ($144.3 million), respectively.
We recognized foreign currency translation adjustments of approximately $6.7 million for the nine months ended September 30, 2013.

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

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended September 30, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIHUA INTERNATIONAL, INC.

November 12, 2013	By:	/s/ Jianhua Zhu
Jianhua Zhu, Chairman and Chief Executive Officer
(Principal Executive Officer)

November 12, 2013	By:	/s/ Daphne Yan Huang
Daphne Yan Huang, Chief Financial Officer
(Principal Accounting Officer)

