Form 10-K
period 2013-12-31
LIHUA INTERNATIONAL INC.
filed 2014-03-17
CIK 1399521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of June 30, 2013 was approximately $79,222,316.

The number of shares outstanding of the Registrant’s common stock as of March 13, 2014 was 30,032,116.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LIHUA INTERNATIONAL, INC.

Annual Report on Form 10-K for the Year Ended December 31, 2013

i

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	general and cyclical economic and business conditions, domestic or foreign, and, in particular, those in China’s copper industries;

•	the rate of introduction of new products by our competitors and customers;

•	the rate of introduction of enabling technologies by our suppliers;

•	changes in our pricing policies or the pricing policies of our competitors or suppliers;

•	changes in the market price of copper;

•	our ability to compete effectively with our current and future competitors;

•	our ability to manage our growth effectively, including possible growth through acquisitions;

•	our ability to enter into and renew key corporate and strategic relationships with our customers and suppliers;

•	foreign currency exchange rate fluctuations;

•	adverse changes in the securities markets; and

•	legislative or regulatory changes in China.

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

Company Overview

Business Overview

We are a vertically integrated company in China which develops, designs, manufactures, markets and distributes low cost, high quality refined copper products including copper anode, copper rod, pure superfine copper wire, and copper-clad aluminum superfine wire (“CCA”), which is an alternative to pure superfine copper wire. We also use recycled scrap copper as a raw material to produce refined copper products including copper anode and copper rod.  Copper anode is the raw material for copper cathode, which is the fundamental building block for pure copper products. We use the copper rod we produce as raw material for the production of pure copper wire. Primarily because of its high electrical conductivity, pure copper wire is used in many components in a wide variety of motorized and electrical appliances such as dishwashers, microwaves and automobiles. In most instances, our CCA wire and refined copper rod and wire products are an excellent, less costly substitute for pure copper cable and wire products.

We sell copper anode primarily to a few large copper cathode producers in China. We sell our rod and wire products to down stream manufacturers including fine and superfine wire processors and small and micro electronic motor manufacturers who in turn sell to the consumer electronics, white goods, automotive, utility, telecommunications and specialty cable industries. Our track record and reputation for producing high quality products in large quantities has paved the way for expansion of our customer base. In the PRC, the market for copper products is large and growing. As a result, there is solid demand for all of our products. Essentially all of our product sales are made to domestic customers in the PRC.

Prior to 2009, our business focused primarily on CCA. Our CCA business consisted of acquiring CCA with a line diameter of 2.60 mm from our suppliers as a raw material, and then reducing the diameter of the CCA by drawing it and then annealing and coating it. Our final CCA product typically has diameters from 0.03 mm to 0.18 mm, depending on customer specifications.

Over the past several years we have worked to develop and produce a new form of CCA wire using our own proprietary binding technology which has better performance characteristics than the CCA wire that is currently available to us from third party suppliers. In 2013, we completed product and industry standard testing of this new CCA product. In the second half of 2013 we added five copper and aluminum binding machines in order to supply this new CCA product as the raw material for new superfine CCA products, which share the improved performance characteristics of the new CCA raw material, including better conductivity. Due to these improved performance characteristics, the new CCA superfine wire can be used in more sophisticated applications such as audio and visual equipment.

In the first quarter of 2009, we began production of copper rod from recycled scrap copper. The copper rod we produce meets the national purity standard for pure copper cable and wire. In August 2010, we began production and sales of copper anode, another refined copper product produced from recycled scrap copper, and increased our refined copper smelting capacity to 50,000 tons per annum.  In October 2011, we completed capacity efficiency improvements to our two smelters and thereby increased annual production capacity of copper anode and copper rod to 35,000 tons and 50,000 tons, respectively. In mid 2012, we focused on copper anode production capacity expansion and completed construction of two new copper anode smelters on the 30-acre plant site, giving us a total of 3 anode smelters. In December 2012, we dismantled the oldest copper anode smelter as a result of consolidating and upgrading our production site. In the first quarter of 2013, we completed construction of a third copper anode smelter. The new copper anode smelters constructed in 2012 and 2013 each have an annual production capacity of 25,000 – 30,000 tons, giving us total copper anode refinery capacity of 75,000 – 90,000 tons per annum. We started construction of a fourth copper anode smelter in early 2013, however we have delayed the further construction due to reconfiguration of the dust collection system. The construction will resume upon completion of the dust collection system and a better near term economic outlook. To the extent our down stream wire-drawing capacity allows, we process our copper rod into copper wire.  Until the first half of 2010, because our output of copper rod exceeded our capacity to process it into copper wire, we sold our excess copper rod to other wire manufacturers for further processing.  In the third quarter of 2010, we completed an expansion of our wire drawing capacity expansion and reached 20,000 – 25,000 tons of annual drawing capacity for wires with diameters ranging from 0.03mm – 1.60mm, we started using our copper rod output exclusively for internal copper wire drawing. With the October 2011 copper rod capacity expansion to 50,000 tons per annum, in the fourth quarter of 2011, we again began selling excess copper rod to the open market.

Because copper anode is the raw material for copper cathode, which is the fundamental building block for pure copper products, copper anode is an upstream product, and the end market for copper anode covers most of the copper consumption market in the PRC.  Our markets for our other three main products overlap to a degree, and are characterized by their breadth and depth, with a number of current and potential customers for each product category. Our refined copper products, copper anode and copper rod, which are manufactured from recycled scrap copper, compete directly with the same products made from “virgin” (e.g. newly mined) copper. Since we produce our copper products with bulk scrap copper, we believe it provides us with a cost advantage in the market. Our copper anode customers are large domestic copper cathode manufacturers.  Most of our copper rod customers are producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics. Our copper wire, which is sold in a variety of diameters and may undergo further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers. These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment. Our CCA wire is sold to many of these manufacturers as well. CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core which makes up most of the volume of CCA wire. Our new CCA wire product offers conductivity performance characteristics that are comparable to those of pure copper wire, which means they are attractive in a wide variety of product applications such as audio and video equipment, most household appliance, automotive, consumer electronics and telecommunications applications. Demand for each of our product lines is solid, due both to consistent demand in the PRC for overall copper consumption and all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” copper competitive products.

We believe that we are well positioned to continue capturing further market share in the larger copper consumption market and the copper wire industry.  We generated sales of $900.7 million, $853.8 million, and $637.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We achieved net income of $56.2 million, $57.9 million and $53.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, we had a $8,369 non-cash loss on extinguishment of warrant liabilities and non-cash charge of $106,536, which resulted from the change in the fair value of the warrants issued to investors in conjunction with the Company’s issuance of convertible Preferred Stock in October 2008. Excluding the warrant related non-cash charges, net income for 2013 was $56.3 million, down 3.0% from the same period last year of $58.0 million, which excluded aggregate non-cash charges of $50,709 related to gains on extinguishment of warrant liabilities and changes in the fair value of warrants.

Currently, our ability to increase production and sales of our copper anode, copper rod, copper wire (drawn from copper rod) and CCA wire products is limited by the capacity of the equipment we have installed to produce these products. Our refined copper products are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units. At the present time we have four smelting facilities with total annual scrap copper refining capacity of 125,000 – 140,000 tons. Three of the smelters are copper anode smelters which are capable of producing a total of approximately 75,000 – 90,000 tons per year. In October 2011, we completed efficiency improvements to the copper rod smelter and increased the copper rod production capacity to 50,000 tons per annum, after adding a vertical smelter on top of the original horizontal one. As of December 31, 2013, we operated approximately 80 high speed wire drawing machines, which draw larger diameter copper rod or CCA rod into much finer diameter wire, with a total capacity of 6,000 – 8,000 tons per annum of superfine CCA wire and 20,000 - 25,000 tons per annum of superfine copper wire, with a diameter range of 0.03mm to 1.60mm. We also have four fine wire drawing machines with aggregate annual drawing capacity of 50,000 – 100,000 tons of fine wire products with a diameter range of 1.65mm – 2.60mm. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced. These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in the PRC.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  In 2012, we completed construction of a new production and warehousing facility adjacent to the current plant, which houses our three copper anode smelters. We began construction of the fourth copper anode smelter in early 2013 but delayed construction completion due to the reconfiguration of the dust collection system for the smelters. The decision to complete construction of the fourth anode smelter is dependent on better near term economic outlook and the completion of the dust collection system. We have completed construction of all the production and warehouse facilities on site to house production equipment for our new CCA cable and wire product, as well as warehousing of materials.

We continuously pursue technological innovations and improvements in our manufacturing processes. We have obtained two patents in the PRC. In 2013 we submitted 16 patent applications relating to the production technology of the new CCA product we have developed. We have formed research and development (“R&D”) partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. We believe that our emphasis on technological innovations and production efficiency has contributed significantly to our leading industry position in the PRC and will continue to do so for the foreseeable future. Further, significant capital requirements make it difficult for newcomers to successfully compete with our scrap copper refinery and superfine wire businesses. With respect to our scrap copper refinery business, our proprietary smelting process enhances scrap copper purity, and enables us to produce high purity refined copper products, which meet the industry standard for pure copper product.  With respect to CCA, during the process of drawing, annealing and coating CCA, it is challenging to maintain the integrity of copper and aluminum weight and volume distribution without breakage, especially for finer diameter wires. Our knowledge and experience in successfully generating high quality CCA fine and super fine wires put us at a significant advantage over would-be competitors. With respect to pure copper wire, our proprietary recycling technology offers us a unique ability to produce high quality pure copper wire from scrap copper. This enables us to have a lower raw material cost base compared to pure copper wire produced from “virgin” copper sourced from copper mines. Our experience and technology allow us to offer products that are, in most instances, more cost-effective to those that our potential competitors can produce. Because we are already an approved vendor for many of our customers and qualifying new vendors can be time-consuming, we believe we are further advantaged vis-à-vis potential competitors.

To minimize exposure to copper commodity risk, we seek to minimize our raw material inventory. In addition, we charge a fixed dollar processing fee for most of our products thus enabling us to pass most of the underlying raw material price exposure to our customers, and minimize our exposure to copper price fluctuation. The processing fee is adjusted periodically based on market condition, which includes supply demand dynamics, competitive landscape changes, and copper price fluctuation. We further confirm raw material purchase orders for scrap copper or CCA with suppliers only when the applicable sales order has been received. On the other hand, our principal CCA and scrap copper suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. We have built a network of reliable suppliers that deliver high quality raw materials, and accordingly, are not dependent upon any one supplier.

We believe that our experienced management team will continue to leverage our leading technologies and increase capacity to manufacture, produce, market and distribute cost-effective, high quality refined copper and superfine copper and CCA wire products. If worldwide demand for alternatives to pure copper grows as we anticipate, and we continue to innovate and improve our processes, we believe we will be well positioned to compete in the copper consumption and copper wire market on a global scale.

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

The early-mover advantage coupled with our reputation for high quality products enabled us to establish a wide array of customer and supplier relationships and to expand our relationships with our existing customers. We believe we are well positioned to leverage our increasing production scale and to expand our customer base and product portfolio, to meet China’s demand for copper products.

Proprietary automated and efficient production facility that can be scaled to meet increased demand.   To cope with increased demand, we continue to expand our production facility organically: our CCA wire production capacity increased from 2,200 tons per annum in 2006 to 6,000 – 8,000 tons per annum as of December 31, 2013. In March 2009 we launched scrap copper refinery production and have since built refined copper production capacity to 125,000 – 140,000 tons per annum. In 2010, we increased pure copper superfine wire drawing capacity (for diameter range 0.03mm – 1.60mm) to 20,000 – 25,000 tons per annum.

Efficient proprietary production technology.   We continually pursue technological improvements to our manufacturing processes via our strategic partnerships with leading research institutes. We have obtained two patents related to our production technology and production processes. In 2013 we submitted 16 patent applications relating to the production process of the new CCA product we have developed. In addition, we have entered into technology cooperation agreements with research institutes to develop new products as well as new techniques and processes. Our research and development (“R&D”) efforts have generated technological improvements that have been instrumental in controlling our production costs and increasing our operational efficiency. The combination of our trade secrets and our proprietary production technology enables us to use lower-cost recycled copper feedstock and to produce high quality copper alternative products.

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

Strong technology improvement and R&D capabilities.   Our technology improvement and R&D infrastructure includes a team of more than 30 professionals focusing on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D. We have formed R&D partnerships with Shanghai Electric Cable Research Institute and Beijing Modern Recycle Economy Research Institute. We absorb most of the technology related expenses in our production costs, and thus have only incurred R&D costs at very low levels in past years. We were granted two patents relating to our production process. We believe our knowledge and experience in R&D are the key reasons why we were able to become one of the earliest and leading manufacturers in China in both the CCA and high purity refined copper products. Our scrap copper refinery operation utilizes a proprietary smelting process, which enables us to smelt scrap copper into high purity copper rod product, which meets the national industry standard for pure copper. As a result, we have been able to take advantage of this emerging market opportunity given the growth in China’s copper consumption.

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

3rd copper anode smelter – January 2013;

4th copper anode smelter – construction started in early 2013;

Completed construction of production factories and warehouses

Capacity as of December 31, 2013 (metric tons per year)	None. For new product test run only.	Copper rod – 50,000 Fine Copper wire – 50,000-100,000	Copper anode – 75,000-90,000

*Superfine copper wire – 20,000–25,000 *CCA superfine wire – 6,000-8,000

Site area (square meters)	11,000	66,000	119,988

* Production equipment moved from Plant 2 to Plant 3 in the third quarter of 2013.

We believe our expansion strategy will enable us to increase market share in the copper market in the PRC.

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

We believe we are the leading CCA superfine wire manufacturer in China in terms of market share, and we are one of the leading scrap copper recyclers in the nation, based on our current scrap copper refinery capacity.

We believe being located in the PRC provides us with a number of competitive advantages within our industry, such as:

•	Pricing. Low cost of shipping from being geographically close to our customers and low cost of labor provide us with cost and pricing advantage;

•	Technology. Developed proprietary technologies from being in the PRC copper industry and knowledge of the supply and demand trend in the local market; and

•	Barriers to entry. Strong customer relationships and superior product quality benefiting from our proprietary technology, as well as access to capital from being a public company.

Competition in the bimetallic and scrap copper recycling and refinery industry, particularly in the PRC, can be characterized by growth and a concentration of manufacturers. We believe we differentiate ourselves by being an early mover in the industry, and by offering superior product quality, timely delivery and better value. We believe we have the following advantages over our competitors:

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

Corporate Structure

The following diagram illustrates our corporate structure as of December 31, 2013.  All of our subsidiaries are owned directly by us.

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

In July of 2010, we completed the construction of a scrap copper smelter dedicated to the production of copper anode.  We started manufacturing and selling copper anode in August of 2010, mainly to larger copper entities, which produce and sell copper cathode to copper products manufacturers.

Copper Rod and Copper Wire

In March 2009, we launched the manufacturing of copper rod for fire refining, melting and rod casting. We use scrap copper as the raw material for the refined pure copper rod. We use copper rod produced internally as raw material for pure copper wire.

Cable and magnet wire are copper rod based products that have the following end uses:

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

Since approximately 2005, CCA in China has become a viable and popular alternative to pure copper wire. In comparison with solid copper wire, CCA raw material costs are generally 35% to 40% lower per ton. CCA and pure copper raw materials are purchased based on weight. Our CCA products are a cost effective substitute for pure copper wire in a wide variety of applications such as wire and cable, consumer electronic products, audio and visual equipment, white goods, automotive parts, utility applications, telecommunications, and specialty cables.

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

Raw Materials and Suppliers

For the superfine CCA wire product, we primarily use CCA wire with a line diameter of 2.60 mm, produced in house and to the extent needed, supplemented with CCA raw wire from our bimetallic wire suppliers, to manufacture superfine CCA wire. Our raw material procurement policy is to use only long-term suppliers who have demonstrated quality control, reliability and maintain multiple supply sources so that supply problems with any one supplier will not materially disrupt our operations. In order to avoid copper price volatility exposure, we do not maintain raw material inventory of CCA. We confirm raw material purchase orders with suppliers only when the relevant sales orders are received from our customers. On the other hand, because of the long-term relationship that we have maintained with our suppliers, our principal suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. Suppliers are generally paid with a credit term of 30 days. We use pure copper rod produced internally as raw material for the pure copper wire product.

For our scrap copper refinery, we primarily use No. 1 and No. 2 scrap copper in our production of two types of recycled copper products: copper anode and copper rod, which is the raw material for our pure copper wire product. We purchase the materials through dealers and the scrap metal market. We have a scrap copper raw material warehouse in one of China’s largest scrap metal markets. Scrap copper is generally purchased with cash on delivery terms. In addition, we periodically purchase scrap copper from one or two venders which require partial prepayments. We believe that we will have access to an adequate supply of scrap copper on satisfactory commercial terms due to the numerous scrap dealers located throughout Guangdong Province in the PRC.

For each of the fiscal years ended December 31, 2011, 2012 and 2013, our five largest suppliers accounted for 73%, 49% and 50% of our total purchases, respectively, and our single largest supplier accounted for 38%, 24% and 16% of our total purchases, respectively.  We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future.

Sales, Marketing and Distribution

Chinese domestic market sales account for a majority of our revenue. We target our sales efforts primarily in the coastal provinces of Guangdong, Fujian, Zhejiang, Anhui and Jiangsu, as well as the Shanghai region, where the majority of our customers are located. We have a sales staff of approximately 42 employees. We maintain ten sales offices in the PRC, including five in Guangdong, two in Zhejiang, one in Fujian, one in Shandong and one in Anhui. We participate in industry exhibitions in which we showcase our products and services and from which we obtain new customers.

We have a small fleet of trucks that deliver merchandise to customers located within three hours of our production facilities. In addition, we contract with independent third-party trucking companies to deliver our products when necessary.

Customers

We sell our products in China either directly to manufacturers or through distributors in the wire and cable industries and manufacturers in the consumer electronics, audio and visual equipment, white goods, automotive, utility, telecommunications and specialty cable industries. Our customer base in the wire category has been very diversified with 170 customers in total as of December 31, 2013.  Since we started offering copper anode in August 2010, we have experienced customer concentration. We have five anode customers as of December 31, 2013. Copper anode customers are typically large domestic copper cathode producers.

For the years ended December 31, 2013, 2012 and 2011 our five largest customers accounted for 52.4%, 50.8% and 49.0% of our total sales, respectively, and the single largest customer accounted for 25.5%, 31.7% and 25.3% of our total sales, respectively. We generally extend unsecured credit for 30 days to large or established CCA wire customers with good credit history. In terms of the refined copper products, we typically do not extend credit terms for more than 15 days. Historically, the Company has not experienced customer payment delays or delinquencies, however management reviews its accounts receivable on a regular basis to determine if adequate allowance for doubtful accounts should be created.

Research and Development

Our scrap copper recycling and superfine wire manufacturing technology were developed and refined via strategic partnerships with leading research institutes and in-house by our technology improvement and R&D team. Our in house professionals focus on quality assurance, equipment maintenance, process maintenance and improvement, and new product and process R&D.

We absorb most of the development technology related expenses in our production costs, and thus have only reported R&D costs at very low levels in the past years. For each of the fiscal years ended December 31, 2013, 2012 and 2011, we reported R&D costs of $1,305,379, $1,779,018 and $954,299. The reduction in 2013 R&D costs from the prior year is mainly the result of the completion in R&D for our new CCA cable and wire product we developed in partnership with Shanghai Electric Cable Research Institute.

We believe our commitment to, and knowledge and experience in, R&D are the key reasons why we are able to remain an early mover advantage in the copper alternative and replacement manufacturing industry in China. This expertise has enabled us to expedite the launch and expansion of our superfine copper wire production as well as scrap copper refinery production.

We plan to continue our R&D efforts, to maintain and strengthen our leading position in China, and to expand into new products and markets.

In 2011, Lihua Electron entered into several research and development agreements with Shanghai Electric Cable Research Institute for the research and development of new CCA products. In late 2013, we successfully completed this project and passed industry standard tests. We are currently in batch production mode and expect the gradual ramp up in production and sales of this new product in 2014. Lihua Copper has also cooperated with Beijing Modern Recycling Economy Research Institute in the development and planning of new copper recycling technology.

Financial Information About Segments

For financial information regarding our segments, please refer to Note 22 to our financial statements included in this Annual Report, which is incorporated herein by reference.

Intellectual Property

Our manufacturing processes are based on technology substantially developed via partnership with leading research institutes and in-house by our R&D and engineering personnel. We rely on a combination of patent, trademark, domain names and confidentiality agreements to protect our intellectual property. We require all members of our senior management and our key R&D personnel to sign agreements with us which stipulate, among other things, confidentiality obligations and restrictions on the assignment of intellectual property.

We were granted a utility model patent (patent no.: 1182192) by the State Intellectual Property Office of the PRC for our “Oxygen-free copper rod pressure cut off device,” patent issued on March 4, 2009. The term of this patent is 10 years from the effective date. We were also granted a patent (patent no.: 707494) by the State Intellectual Property Office of the PRC for our “CCA magnet wire paint and related production process,” patent issued on December 8, 2010. The term of this patent is 10 years from the effective date. We have no foreign patents. We are currently using the trademark “Mei Lihua” for all our products.  We have applied to register the trademark “Mei Lihua” in the PRC. We are not aware of any material infringement of our intellectual property rights. In 2013, we submitted 16 patent applications relating to the production process of our new CCA product.

Employees

As of December 31, 2013, we had 402 full time employees.

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

Industry and Market Overview

Copper

Copper ranks third in world consumption of metals after iron and aluminum, and is broadly used in a variety of industries and applications. According to preliminary data from the International Copper Study Group (ICSG), global mines produced over 16.7 million tons of copper in 2012; copper smelter production reached approximately 16.7 million tons and refinery production rose to over 20.1 million tons in 2012. The global demand for copper continues to grow due to expanding industries such as electrical and electronic products, building construction, industrial machinery and equipment, transportation equipment, and consumer and general products.

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

The following chart shows the global consumption of refined copper, for the years 1960, 1980 & 2012, by geographic region.

According to Platts, a leading global energy, petrochemicals and metals information provider, in 2012, the PRC consumed nearly 7.68 million tons of refined copper, accounting for nearly 40% of worldwide copper consumption. Even with its relatively low per capita consumption, China consumes significantly more copper than any other country. In 2012, China accounted for nearly 43% of the 20.5 million tons of refined copper used worldwide. Accordingly, China is, by a large margin, the world's largest importer of copper. However, the copper China imports is used for both its domestic needs and a rapidly expanding manufacturing industry. Thus, China has also become the world's second-largest exporter of semi-fabricated copper products, after Germany.

The PRC’s consumption of copper continues to outpace its production of copper, making it among the largest importers of the non-precious metal. In 2012, the PRC was the world’s leading importer of refined copper, copper ore and copper concentrates. The shortfall in production was satisfied through recycling of scrap copper as well as copper imports, which are more expensive due to freight costs. We believe that the PRC’s continued urbanization should continue to drive strong copper consumption within the PRC. In addition, under China’s 12th Five-Year Plan, the central government has expedited large infrastructure projects and invested significantly in continued infrastructure development. In September 2012, the government announced a policy of accelerating $156 billion in infrastructure spending. Three large users estimate that China’s refined copper consumption might rise 5 to 6 percent in 2014. This would take consumption to around 8.6 million tons, based on 8.1 million tons estimated for 2013 by State-backed research firm Beijing Antaike Information and Development Co.

The following chart shows the global consumption of copper in 2012, by geographic region.

2012 World Copper Consumption

Basis: Copper content, thousand metric tons

Source: International Copper Association

Source: ICSG, World Copper Factbook 2013

Refined Copper

The dynamics of constrained supply and growing demand in the PRC have contributed to the continued search for cost effective alternatives to pure copper. Manufacturers in the cable and wire industry have begun pursuing and adopting alternative technologies, including the use of scrap copper. According to ICSG, refined copper usage (usage by semi plants or the first users of copper) accounted for 19.5 million tons in 2013 (through November). China was also the largest consumer of refined copper in 2012 with apparent usage of over 8.8 million tons.

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

Source: ICSG, World Copper Factbook 2013

A price spread between refined copper and scrap copper, reflecting the profit for the recycling process, fluctuates in relation to the movement of copper prices, as well as scrap consumption. To minimize our exposure to copper commodity risk, we maintain minimal raw material inventory and charge a fixed-dollar processing fee for most of our products. In doing so, we are able to pass through most of the underlying copper price exposure to our customers.

Source: ICSG, World Copper Factbook 2013

The PRC is a net importer of copper and has deficient copper reserves. In recent years, the PRC has significantly grown its refining capacity. To meet increased demand, the PRC has been importing raw materials including scrap copper to fill the gap.

In 2013, the PRC’s scrap copper imports was 4.37 million tons, a 10.1% decrease compared with 2012. The PRC government has established industrial policies to encourage the use of scrap copper. In 2007 the import duty on scrap copper in the PRC, historically 1.5%, was removed. China’s 11th Five-Year (2006 – 2010) Plan encouraged the greater use of scrap metals to help alleviate a shortfall in supplies and set the target consumption of secondary copper at 35% of total national copper consumption. China’s 12th Five Year Plan (2011-2015) places an emphasis on internal markets and domestic demand including industrial structures that emphasize added value, including a focus on energy, environmental and next generation telecom equipment industries, all of which bode well for higher copper demand and consumption.

Source: smc®, November 2013

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

CCA wire is composed of an inner aluminum core and outer copper cladding. CCA wire has a significant cost advantage over copper because its main constituent, aluminum is a cheaper metal. In addition to the cost advantages, the properties of CCA wire include:

•	Lighter than pure copper wire;

•	Higher conductivity and strength than pure aluminum wire; and

•	Better solder ability than aluminum, due to the lack of an oxide layer, which prevents solder adhesion when soldering bare aluminum.

However, CCA wire has a high fabrication cost, as the cladding process is more complex than conventional wiredrawing. As a result, developed economies have not widely used CCA since the higher fabrication costs offsets the lower cost of raw material.

As a result of the changes in the market conditions in recent years, PRC-based companies perceived a potential market opportunity and added capacity for production of CCA wire. This has in turn resulted in improvements in the production process and made increased production volumes of CCA wire available from the PRC. As a result of the increased production capacity, the PRC has become leading global supplier in the CCA market.

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

As of December 31, 2013, details of our subsidiaries are as follows:

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

Government Regulation

Overview

Manufacturing

Our manufacturing operations are subject to numerous laws, regulations, rules and specifications relating to human health and safety and the environment. These laws and regulations address and regulate, among other matters, waste water discharge, air quality and the generation, handling, storage, treatment, disposal and transportation of solid and hazardous wastes and releases of hazardous substances into the environment. We are in compliance with all material aspects of such laws, regulations, rules, specifications and have obtained all material permits, approvals and registrations relating to human health and safety and the environment. Third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies, to impose fines and penalties. We make capital expenditures from time to time to stay in compliance with applicable laws and regulations.

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

Copper prices declined sharply from 2008 to early 2009 before seeing a rapid upturn until early 2011, and have experienced a downturn from 2011 to 2013. Such prices may continue to fluctuate significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively. For example, since our products are a substitute for pure copper wire, higher copper prices usually increase demand for our CCA products, while lower copper prices can decrease demand for CCA products. Numerous factors, most of which are beyond our control, influence copper prices. These factors include general economic conditions, industry capacity, utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Consequently, fluctuations in copper prices and the narrowing of price spread between pure copper and scrap copper can significantly affect our business and operating results.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The CCA and scrap copper recycling industries are becoming increasingly competitive. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located. The principal elements of competition in the refined copper and bimetallic industry are, in our opinion, pricing, product availability and quality. In order to succeed in the bimetallic industry, we must be competitive in our pricing, product availability and quality. If we fail to do so, we will not be able to compete effectively and will lose market share. In such case we may be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. Further, to the extent that, whether as a result of the relative cost of copper, the relative strength of the Chinese currency, shipping costs or other factors, we are not able to price our products competitively, our ability to sell our products in both the Chinese domestic and the international markets will suffer.

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

Material prepayment for raw material purchases may increase risk of loss resulting from non-delivery of goods by our suppliers

We periodically make prepayments to a few scrap copper suppliers. Material prepayment we make for raw materials increases our exposure to loss resulting from potential non-delivery of goods by suppliers.

Any increases in raw materials prices will increase our need for working capital.

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

Any increases in raw materials prices may increase credit and default risk with respect to our customers.

Any increases in the price of our products, as raw material prices may rise, may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse effect on the timing and amount of payment on our accounts receivable, which would in turn, harm our results of operations.

If the scrap copper recycling or CCA industry does not grow or grows at a slower speed than we project, our sales and profitability may be negatively impacted.

We derive most of our profits from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the copper consumption market in China. Although China’s copper consumption market has grown in the past, it may not continue to grow or grow at a lower rate in the future. Any reduced demand for our products, any downturn or other adverse changes in China’s copper consumption market or related industries could severely harm the profitability of our business.

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

Mr. Jianhua Zhu, Ms. Yaying Wang and Ms. Daphne Huang, along with Ms. Junying Zhu, and Mr. Yingchun Han, are essential to our ability to continue to grow our business. Each of these key employees has established relationships within the industries in which we operate. Each of these employees has agreed to non-solicitation and non-compete restrictions during the course of their employment with us, however, these restrictions only extend for a one year period from termination. Further, we do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We have derived a material portion of our revenues from a small group of customers. If we were to become dependent again upon a few customers, such dependency could negatively impact our business, operating results and financial condition.

As a result of our copper anode product offering in 2010, our customer base has become more concentrated since we currently produce and sell to a few large copper anode customers. For the year ended December 31, 2013 and each of the fiscal year ended December 31, 2012, 2011, 2010 and 2009, our five largest customers accounted for 52.4%, 50.8%, 49.0%, 36.5% and 6.9% of our total sales, respectively, and the single largest customer accounted for 25.5%, 31.7%, 25.3%, 12.7%, and 1.6% of our total sales, respectively. As our customer base may change from year-to-year, during such years that the customer base is highly concentrated, the loss of, or reduction of our sales to, any of such major customers could harm our business, operating results and financial condition.

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

Currently, Magnify Wealth beneficially owns approximately 44% of our outstanding common stock. Mr. Zhu, our Chairman and CEO, is the sole director of Magnify Wealth. As the sole director of Magnify Wealth, Mr. Zhu has the sole power to vote the shares of our common stock owned by Magnify Wealth, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Additionally, pursuant to the Share Transfer Agreement, Mr. Zhu has a fully vested option to purchase up to 3,000 shares of Magnify Wealth from Mr. Chu (the “Option Shares”). At such time as Mr. Zhu exercises and acquires all of the Option Shares, he will own shares representing 81.9% of Magnify Wealth’s issued and outstanding shares. Once the Option Shares are exercised, Mr. Zhu will then also have a controlling equity interest in Magnify Wealth. This concentration of ownership in our shares by Magnify Wealth will limit the other shareholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Due to lower profit margins associated with the sale of refined copper products, we expect our overall gross profit margin to decline as we continue the capacity expansion in the scrap copper refinery segment. However, the ramp up in production and sales of our new CCA product may result in an increase in our average gross profit margin since we expect this product to have a higher profit margin than our refined copper products.

Our gross margin is affected by our product mix. As a result of significant costs associated with production in our scrap recycling business, copper anode and rod contribute a lower gross profit margin compared to our finished wire products. As we continue to expand the capacity of our scrap copper refineries, we expect that as the sales of the refined copper products increase over time, there will be a decline in our gross margin, unless we are able to add additional processing capacity of higher margin products such as CCA and increase its sales percentage in the product mix.

Risks Associated With Doing Business In China

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

Substantially all of our sales are generated from China. We anticipate that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Although the PRC economy has grown in recent years, we cannot assure you that such growth will continue. The industry which we are involved in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

We have granted stock options to three of our past and current PRC employees and our CEO, Mr. Zhu, who has options to purchase shares in our majority shareholder, Magnify Wealth, which may require registration with SAFE. We may also face regulatory uncertainties that could restrict our ability to issue equity compensation to our directors and employees and other parties who are PRC citizens or residents under PRC law.

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007. Under these rules, PRC residents who participate in the stock incentive plan of an overseas publicly-listed company are required to register with SAFE or its local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of its participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes. We have adopted an equity compensation plan and have begun to make option grants to some of our key employees, three of whom are PRC citizens. If we or our PRC recipients of such options fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

We have no current plans to pay any dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account of various factors, including dividend issuance criteria of the state of the Delaware, where our parent holding company is registered in, current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in the PRC.

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

Because we have substantial operations within the Peoples' Republic of China and the PCAOB is currently unable to conduct inspections of the work of our auditors as it relates to those operations without the approval of the Chinese authorities, our auditors are not currently inspected fully by the PCAOB. In May 2013, PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with PCAOB and audit Chinese companies that trade on U.S. exchanges.

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

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. For example, in September 2008, the volatility and disruption of the capital and credit markets reached extreme levels, developing into a global crisis. As a result, stock prices of a broad range of companies worldwide, whether or not they are related to financial services, have declined significantly. These market fluctuations may also have a material adverse effect on the market price of our securities.

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

Additional sales of our securities in the public market or the perception that these sales could occur, could cause the market price of our securities to decline. As of March 13, 2014 there were 30,032,116 shares of our common stock outstanding.  Of that amount, 15,604,421 shares of common stock are freely transferable without restriction upon resale. None of our shares are subject to any lock-up restrictions, although 14,427,695 of them are subject to volume and other restrictions as applicable under Rule 144 under the Securities Act. In addition, we may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

As of March 13, 2014 we had options outstanding to purchase an aggregate of 665,000 shares of our common stock, of which 515,000 are currently exercisable and warrants to purchase 28,456 shares of common stock. To the extent that the options and warrants are exercised, they may be exercised at prices below the price of our shares of common stock on the public market, resulting in a significant number of shares entering the public market and the dilution of our securities.

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

On April 12, 2009, Lihua Copper entered into a lease agreement for a cargo yard located at Liangdong Industrial Development Area, LiangQingTang, Dali, Guangdong Province, Nanhai District in China. The lease is for a five year term, which began on May 2, 2009 and terminates on May 1, 2014. From May 2, 2009 to May 1, 2012, the monthly rent is RMB 28,000 ($4,455), from May 2, 2012 to May 1, 2013, the monthly rent is RMB 31,000 ($4,932), and from May 2, 2013 to May 1, 2014, the monthly rent is RMB 33,000 ($5,250). The Company will not renew the lease agreement for the cargo yard upon expiration since it does not need to maintain a warehouse for scrap copper purchased.

On November 5, 2010, Lihua Copper entered into a Land Expropriation Contract with Houxiang Township People’s Government, Danyang City, Jiangsu Province, relating to the transfer to Lihua Copper of a 50-year right to use a parcel of land located in Wuxing Village and Jide Village, Houxiang Township, for consideration of $5,154,578 (RMB 32,399,100).  The size of the land being transferred is 119,988 square meters, or 180 mu, and the land will be used for the extension of Lihua Copper’s existing factory buildings. Lihua Copper paid $4,772,890 (RMB30,000,000) as a deposit for the above land use right. Not all the relevant formalities were completed prior to December 31, 2013, and therefore as of year-end Lihua Copper had not yet obtained the legal title to the land use rights of 80 mu of the total 180 mu land leased. For more information on the Prepaid Land Use Rights, please refer to Note 9 to the Financial Statements contained on page F-19 of this report.

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

Our common stock has been quoted on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “LIWA” since September 4, 2009. The closing price for our common stock on Nasdaq on March 13, 2014 was $5.05 per share.

The following table shows by each fiscal quarter and partial period, where applicable, the range of high and low sales prices reported by Nasdaq for each full quarterly period within the two most recent fiscal years, through March 13, 2014.

	High	Low
2014
First Quarter (through March 13)	$5.85	$5.05

2013
Fourth Quarter	$6.03	$4.98
Third Quarter	$5.34	$4.84
Second Quarter	$6.02	$4.69
First Quarter	$5.34	$4.23

2012
Fourth Quarter	$4.45	$3.50
Third Quarter	$5.47	$3.42
Second Quarter	$5.85	$4.24
First Quarter	$6.63	$5.20

Holders of Record

At March 13, 2014, there were 30,032,116 shares of our common stock outstanding. Our shares of common stock are held by approximately 34 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have no current plans to pay dividends and we plan to retain earnings, if any, for use in the development of the business. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including dividend issuance criteria of the state of the Delaware, where our parent holding company is registered in, current financial condition, operating results, current and anticipated cash needs and regulations governing dividend distributions by wholly foreign owned enterprises in the PRC.

Performance Graph

The graph below charts the cumulative total return of our common stock listed on Nasdaq, the Nasdaq Composite index and the Copper index, for the fiscal year ended December 31, 2013.  Our stock began trading on Nasdaq on September 4, 2009.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of equity securities made by the Company in the 4th quarter of 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, which are derived from our audited consolidated financial statements. Our consolidated financial statements are prepared in accordance with U.S. GAAP. Our historical results for any period are not necessarily indicative of results to be expected for any future period. You should read the following selected financial information in conjunction with the consolidated financial statements and related notes and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended December 31,
	2013		2012		2011		2010		2009
	US$	% of Sales	US$	% of Sales	US$	% of Sales	US$	% of Sales	US$	% of Sales
	(in thousands, except for percentages, per share and operating data) (all periods are audited)

Consolidated Statement of Income Data:
Sales
CCA and copper wire	359,517	39.9%	393,782	46.1%	335,574	52.7%	243,133	65.6%	109,398	67.7%
Copper anode	472,042	52.4%	381,114	44.6%	287,269	45.1%	97,614	26.3%	—	—
Refined copper rod	69,168	7.7%	78,870	9.3%	14,250	2.2%	29,785	8.0%	52,146	32.3%
Total sales	900,727	100.00%	853,766	100.00%	637,093	100%	370,532	100%	161,544	100%

Cost of sales
CCA and copper wire	(317,961)	-35.3%	(345,897)	-40.5%	(285,851)	-44.9%	(192,199)	-51.9%	(78,081)	-48.3%
Copper anode	(430,348)	-47.8%	(343,446)	-40.2%	(262,045)	-41.1%	(89,107)	-24.0%	—	—
Refined copper rod	(66,019)	-7.3%	(74,875)	-8.8%	(13,483)	-2.1%	(27,124)	-7.3%	(47,230)	-29.2%
Total cost of sales	(814,328)	-90.4%	(764,218)	-89.5%	(561,379)	-88.1%	(308,430)	-83.2%	(125,311)	-77.6%

Gross profit	86,399	9.6%	89,548	10.5%	75,714	11.9%	62,102	16.8%	36,233	22.4%
Selling expenses	(3,021)	-0.3%	(2,954)	-0.4%	(2,486)	-0.4%	(2,058)	-0.6%	(1,722)	-1.1%
Administrative expenses	(8,073)	-0.9%	(8,622)	-1.0%	(6,650)	-1.0%	(5,747)	-1.6%	(3,992)	-2.5%
Income from operations	75,305	8.4%	77,972	9.1%	66,578	10.5%	54,297	14.7%	30,519	18.9%

Interest income	660	0.1%	548	0.1%	523	0.1%	254	0.07%	174	0.1%
Interest expenses	—	—	—	—	(144)	-0.02%	(131)	-0.04%	(335)	-0.2%
Foreign exchange differences	(1)	0.00%	110	0.01%	235	0.04%	(112)	-0.03%	—	—
Gain/(loss) on extinguishment of warrant liabilities	(8)	0.00%	73	0.01%	88	0.01%	187	0.05%	(1)	0.001%
Change in fair value of warrants	(107)	-0.01%	(124)	-0.01%	3,062	0.5%	(1,449)	-0.4%	(11,877)	-7.4%
Other income (expenses)	35	0.00%	94	0.01%	115	0.02%	(80)	-0.02%	501	0.3%

Income before tax	75,884	8.4%	78,673	9.2%	70,457	11.1%	52,966	14.3%	18,981	11.7%
Income tax	(19,725)	-2.2%	(20,731)	-2.4%	(17,324)	-2.7%	(14,500)	-3.9%	(5,248)	-3.2%
Net income	56,159	6.2%	57,942	6.8%	53,133	8.4%	38,466	10.4%	13,733	8.5%

	Year Ended December 31,
	2013	2012	2011	2010	2009
	US$	US$	US$	US$	US$
	(in thousands, except for percentages, per share and operating data)
Earnings per share
—Basic	1.88	1.94	1.78	1.38	0.77
—Diluted	1.87	1.93	1.77	1.34	0.72

Other Consolidated Financial Data:
Gross profit margin	9.6%	10.5%	11.9%	16.8%	22.4%
Operating profit margin	8.4%	9.1%	10.5%	14.7%	18.9%
Net profit margin	6.2%	6.8%	8.3%	10.4%	8.5%

Consolidated Operating Data:
Shipment volume (ton)
CCA and copper wire	44,331	46,273	34,743	28,388	15,353
Copper anode	63,600	48,689	31,943	12,330	—
Refined copper rod	9,199	9,994	1,876	3,994	9,630
Average selling price ($ per ton)
CCA and copper wire	8,110	8,510	9,659	8,565	7,126
Copper anode	7,422	7,828	8,993	7,917	—
Refined copper rod	7,519	7,892	7,596	7,457	5,414

Consolidated Balance Sheet Data:
Cash and cash equivalents	203,406	144,300	105,638	90,609	34,615
Accounts receivable	60,498	45,285	31,082	32,974	10,996
Inventories	12,141	17,844	15,502	16,156	17,534
Property, plant and equipment	47,139	47,197	20,566	18,189	18,424
Total assets	365,533	293,912	238,289	178,285	91,167
Secured short-term bank loans	—	—	—	2,265	2,197
Total liabilities	19,533	14,980	18,652	25,127	23,661
Total stockholders’ equity	346,000	278,932	219,637	153,158	67,506
Total liabilities and stockholders’ equity	365,533	293,912	238,289	178,285	91,167

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the first quarter of 2009, with the completion of a 25,000 ton per annum capacity smelter, we introduced a new production process and product line which enables us to produce pure copper products from scrap copper.  The new production process involves the fire refining of bulk recycled copper into high purity, low oxygen content copper rods (also known as fire-refined high-conductivity rods).  We then either sell these large diameter (8mm) copper rods into a range of markets, or further process these rods into much smaller diameter (e.g., 0.03 mm) copper wire (also known as “superfine” copper wire). We believe this recycled superfine copper wire is generally a more cost effective product for our customers, compared with pure copper wire manufactured from newly mined copper.   We launched production of copper anode in July 2010, in conjunction with the completion of our second scrap copper smelter, with an initial annual capacity of 25,000 tons. In October 2011, we completed an efficiency upgrade of the smelters and increased the copper anode smelting capacity to 35,000 tons per annum, and the copper rod smelting capacity to 50,000 tons per annum. In mid 2012, we focused on copper anode production capacity expansion and completed construction of two new copper anode smelters on the 30-acre plant site, giving us a total of 3 anode smelters. In December 2012, we dismantled the oldest copper anode smelter as a result of consolidating and upgrading our production site. In the first quarter of 2013, we completed construction of a third copper anode smelter. The new copper anode smelters constructed in 2012 and 2013 each has an annual production capacity of 25,000 – 30,000 tons, giving us total copper anode refinery capacity of 75,000 – 90,000 tons per annum. We started construction of a fourth copper anode smelter in early 2013. However, we have delayed further construction due to reconfiguration of the dust collection system. The construction will resume upon completion of the dust collection system and a better near term economic outlook. Copper anode is the fundamental building block for almost all pure copper products, and holds a wide range of potential end market uses.  We believe that our pricing advantage on our refined copper products can be maintained regardless of fluctuations in the commodity price of copper.

We believe we were among the first manufacturers to commercialize CCA superfine wire production in China. Currently we have three different CCA products: CCA fine wire, CCA magnet wire and CCA tin plated wire. CCA fine wire is the raw material for CCA magnet wire and CCA tin plated wire.  In the case of CCA magnet wire, we coat the CCA fine wire with a special magnetic coating, while in the case of CCA tin plated wire, we plate the CCA fine wire with a very thin layer of tin.  The value added nature of our CCA superfine wire products lies in our ability and technology to draw down from much larger diameter CCA raw wire, and further process it to produce super fine CCA magnet wire and CCA tin plated wire. As a result, CCA magnet wire and CCA tin plated wire command higher market prices and higher gross margins than plain CCA fine wire.  In late 2013, we started batch production and sales of a new CCA wire product which was developed in partnership with Shanghai Cable and Wire Research Institute. Compared to the existing CCA wire we produced, the new CCA wire has higher electric transmission and conductivity quality and can be used in more diverse end markets such as audio and visual equipment, computers and mobile phones. We draw pure copper wire from the refined pure copper rod we produce.  The pure copper wire we produce has three main sub categories of products: fine wire, magnet wire and tin plated wire. These three copper wire products have the similar characteristics as the three CCA wire products mentioned above.

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

Our market for copper anode is very large and diverse as copper anode is the raw material for copper cathode, which in turn is the foundation for most pure copper products.  For our other three main product categories (copper rod, copper wire and CCA wire), our markets overlap to a degree, and are characterized by their breadth and depth, with a very large number of current and potential customers for each product category. Copper rod is a raw material used in wire and cable production.  Our refined copper products (copper anode, copper rod and copper wire), which are manufactured from recycled scrap copper, compete directly with copper products made from “virgin” (e.g. newly mined) copper. Since we produce our copper products with bulk scrap copper, we believe it provides us with a cost advantage in the market. During 2013, we sold copper anode to a few large copper cathode manufacturers, which use our product to produce copper cathode.  We sold copper rod to customers which are mostly producers of smaller diameter copper wire used in power cables ranging in size from high voltage power transmission cables to white good applications such as internal wiring in household appliances and consumer electronics.  Our copper wire, which is sold in a variety of diameters and may have undergone further in-line processing such as coating with plastic, is sold to many of the same types of end-use customers who purchase copper wire from our copper rod customers.  These include manufacturers of a wide range of power cables and products that incorporate wiring, such as household appliances, automobiles, consumer electronics and telecommunications equipment.  Our CCA wire is sold to many of these manufacturers also. Our new CCA wire product can be used in more diverse applications such as audio and visual equipment, computers and mobile phones.  CCA wire sells at a lower cost per unit of weight than pure copper wire, due to the relatively lower density of the aluminum core, which makes up most of the volume of CCA wire.  Our new CCA wire offers conductivity performance characteristics that are equal to or only marginally below those of pure copper wire, which means they are attractive in a wide variety of product applications. The demand for each of our product lines is solid, due both to steady demand in China for copper products including all types of basic wire raw materials and the relative cost advantages our product lines carry over “virgin” pure copper competitor products.

We believe that we are well positioned to continue to capture further market share in the copper and replacement product industry. Our refined copper products produced from recycled copper and CCA wire are increasingly being accepted as cheaper alternatives to pure copper products. As a result, we have experienced sales growth in the last three years. We generated sales of $900.7 million, $853.8 million and $637.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our capacity to sell our copper anode, copper rod, recycled copper wire products (drawn from copper rod) and CCA wire products (drawn from larger diameter CCA wire) is limited by the number and capacity of the equipment we have installed to produce these products.  Our copper anode and copper rod are made from bulk scrap copper, which is cleaned, purified and smelted in large capacity smelter units.  At the present time we have four smelting facilities allocated to copper rod and copper anode production. The three copper anode smelters are capable of producing 75,000 – 90,000 tons per year and the copper rod smelter is capable of producing 50,000 tons per year.  In 2013, we sold 63,600 tons of copper anode and 47,111 tons of copper rod and wire.  The fine copper wire products we produce have diameters ranging between 1.65mm – 2.6mm (the “fine wire”) and the superfine wire products have diameters ranging between 0.03mm – 1.6mm (the “superfine wire”). In fiscal year 2013, the sales of fine wire and superfine wire were 55.8% and 44.2%, respectively, of total sales of our copper wire products, and 60% and 40%, respectively, of the volume of our copper wire products sold. As of December 31, 2013, we operated approximately 80 high-speed wire drawing machines which draw CCA rod or larger diameter fine copper wire into much finer diameter wires, with a total capacity of approximately 6,000 – 8,000 tons per annum of CCA wire and approximately 20,000 – 25,000 tons per annum of superfine wire. We also have four fine wire drawing machines with aggregate annual drawing capacity of 50,000 – 100,000 tons of fine wire products. We produce wire products with different diameters depending on customer requirements and thus our actual production of wire products in a particular period fluctuates depending on the orders that we received during that period. In 2013, we sold 6,419 tons of CCA wire and a total of 37,912 tons of fine wire and superfine copper wire products. Certain of these drawing machines incorporate additional production steps such as coating, annealing or magnetizing the fine wire produced.  These drawing machines are manufactured to our design and specifications by custom equipment manufacturers located in China.  We are not dependent on any single custom equipment manufacturer for the fabrication of our drawing lines.  In the first half of 2010, we added six high-capacity copper wire drawing production lines, all of which are used to draw copper wire from our copper rod, and increased our annual capacity to 20,000 – 25,000 tons of 0.03mm – 1.60mm diameter range copper wire.  In the third quarter of 2010, we built our first copper anode smelter with 25,000 tons of annual capacity and started copper anode production.  In October 2011 we increased the production efficiency and capacity of the copper rod smelter and increased the smelting capacity to 50,000 tons. As a result, the copper rod production capacity is more than that for superfine copper wire and we sell the excess copper rod produced to external customers. On the new plant construction site, we have added three copper anode smelters with 25,000 - 30,000 tons of annual capacity each.  We have also began construction of a fourth anode smelter but the construction is currently halted pending completion of the dust collection system reconfiguration and a better near term economic outlook. An original cooper anode smelter with a smelting capacity of 35,000 tons was dismantled in December 2012. In the second half of 2013, upon completion of new CCA cable and wire product testing, we have added CCA binding machines and magnet and tin plate machines utilizing new technology and processes we developed.

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

We produce and sell a wide variety of superfine CCA and copper wire products according to customer order specifications. In 2013, the average CCA and copper wire diameters we produced and sold were in the range of 0.03 mm to 2.6 mm. As a result, the actual sales volume of these two products exceeded our estimated production capacity, since such estimate is based upon the thinnest wire diameter production. We are capable of producing annual production capacities for CCA and superfine copper wire in the range of 6,000 – 8,000 tons and 20,000 – 25,000 tons (in the thickness range of 0.03mm – 1.60mm), respectively. We also have four fine wire drawing machines with aggregate annual drawing capacity of 50,000 – 100,000 tons of fine wire products (in the thickness range of 1.65mm – 2.6mm).

Given the production capacity estimates are conservative based upon the assumptions that are used, as described above, management does not expect the current CCA and copper wire capacity to limit potential sales. However, such analysis and determination will be performed by us regularly in future years and any changes will be timely disclosed. In 2012 and 2013, we have completed the construction of three new smelters with 25,000 – 30,000 tons of capacity each. In 2013, we have completed the research and development of new products in the CCA cable and wire category, and have passed sample product quality testing. We are in the process of adding production capacity for this new product while actively seeking potential customers. Currently we are planning to ramp up the production and sales gradually throughout 2014. The degree of the ramp up in production and sales is dependent on various factors, including but not limited to: receipt of new customer product qualification and orders, our capital investment plan, as well as working capital needs.

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

The price of our primary raw materials varies with reference to copper prices, and changes in copper price affect our cost of sales.  However, we are able to price our copper and CCA products based on our material procurement costs plus a fixed dollar mark-up, which is essentially our gross profit.  The mark up is adjusted periodically based on market condition, which includes supply demand dynamics, competitive landscape changes, and copper price fluctuation.

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

For the year ended December 31, 2013, the average copper price published by the Shanghai Changjiang Commodity Market was $7,363 per ton. During the year, the highest monthly average price was $8,010 per ton (in the month of February 2013), and the lowest monthly average price was $6,973 per ton (in the month of July 2013).

For the year ended December 31, 2012, the average copper price published by the Shanghai Changjiang Commodity Market was $7,750 per ton. During the year, the highest monthly average price was $8,072 per ton (in the month of March 2012), and the lowest monthly average price was $7,456 per ton (in the month of June 2012).

Production capacity

In order to capture the market opportunity for our products, we have expanded, and plan to continue to expand, our production capacity, should the copper product demand in China continue to grow. Increased capacity has had, and could continue to have, a significant effect on our results of operations, by allowing us to produce and sell more products to generate higher revenues and net income.

Economic conditions in the PRC

We operate our manufacturing facilities in the PRC and derive the majority of our revenues from sales to customers in the PRC. As such, economic conditions in the PRC will affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. From 1999 to 2013, the PRC has experienced significant economic growth, achieving a CAGR of 15.3% in gross domestic product, according to National Bureau of Statistics of China. Domestic demand for and consumption of copper and CCA products has increased substantially during the time span as a result of this growth. We believe that economic conditions in the PRC will continue to affect our business and results of operations.

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

Gross Profit

Our gross profit is affected primarily by the cost of raw materials, which is defined with reference to the cost of copper.  We are also able to price our products based on the market price for materials plus a fixed dollar mark-up, which is essentially our gross profit. The mark up is adjusted periodically based on market condition, which includes supply demand dynamics, competitive landscape changes, and copper price fluctuation.

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

Our sales activities are conducted through direct selling by our internal sales staff.  Because of the steady demand for our products, we have not had to start to aggressively market and distribute our products, and our selling expenses have been relatively small as a percentage of our revenues.

We anticipate that our selling, general and administrative expenses will increase with the anticipated growth of our business and continued upgrades to our information technology infrastructure. We expect that our selling, general and administrative expenses will also increase as a result of compliance, investor-relations and other expenses associated with being a publicly listed company.

Other income and expense

Other income and expense includes interest income, interest expense, and other income.

Our interest expense consists of expenses related to our short term bank borrowings.  We expense all interest as it is incurred.

Change in fair value of warrants

The Company’s issued and outstanding Series B warrants expired on October 31, 2013. The Company recognized an $8,369 loss as a result of the extinguishment of warrant liabilities. The fair value of the Company’s issued and outstanding warrants issued to placement agents in conjunction with the Company’s initial public offering in September 2009, decreased to $33,262 as of December 31, 2013 and the Company recognized a $106,536 loss, which is a non-cash loss from the change in fair value of these warrants for the year ended December 31, 2013. In future periods, we may experience gains or losses, as the value of these warrants fluctuates in response to changes in our stock price.

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

The PRC New Tax Law imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside the PRC for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing their earnings to the Company for the years ended December 31, 2013, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries through December 31, 2013. Total undistributed earnings of these PRC subsidiaries at December 31, 2013 were RMB1,638,688,844 ($268,774,105).

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Sales

2013 is a transition year for us to lay the foundation for future growth. In 2013, net sales increased by 5.5% to $900.7 million from $853.8 million in 2012. This growth was primarily driven by increased sales of our copper anode products and negatively impacted by the decrease in sales of our wire products and copper rod product. Please see the table below for more details regarding the product sales breakdown by specific category.

	Year ended December 31,
	2013			2012
In thousands, except for percentage and average price	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
Fine Copper wire	$170,903	22,739	$7,516	$188,810	23,761	$7,946
Superfine copper wire	135,329	15,173	8,919	144,338	15,574	9,268
CCA wire	53,284	6,419	8,301	60,634	6,938	8,739
Copper anode	472,042	63,600	7,422	381,114	48,689	7,828
Copper rod	69,168	9,199	7,519	78,870	9,994	7,892
Total	$900,727	117,130	$7,690	$853,766	104,956	$8,135

The overall sales volume increase of 11.6% in 2013 over 2012 is primarily the result of additional copper anode production as a result of the third copper anode smelter added in January 2013. Sales volume of CCA and copper wire in 2013 has decreased by 4.2% from fiscal year 2012 mainly as a result of the production stoppage when we moved the wire drawing equipment from the old plant to the new 30 acre plant site. Sales volume of copper rod has decreased by 795 tons to 9,199 tons in 2013, an 8.0% reduction from the sales volume of 2012, as a result of the suspension of production of a smelter for vertical copper melting furnace reconstruction in December 2013.

The average sales price decreased by 5.5% in 2013, primarily as a result of the decrease in copper prices. For the year ended December 31, 2013, the average copper price published by the Shanghai Changjiang Commodity Market was $7,363 per ton, compared to the 2012 average of $7,750 per ton, representing a drop of 5%.

We sell our products based on the prevailing market price at the time of the sale. Factors impacting average selling prices of our products are copper price fluctuation, and in the case of the wire products, the average diameter of the wire products we sold during the period - the thicker the wire diameter the lower the sale price, and vice versa.

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013		2012
In thousands, except for percentage	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
Fine copper wire	$161,176	17.9%	$177,348	20.8%
Superfine copper wire	119,860	13.3%	127,517	14.9%
CCA wire	36,925	4.1%	41,032	4.8%
Copper anode	430,348	91.2%	343,446	90.1%
Copper rod	66,019	95.4%	74,875	94.9%
Total	$814,328	90.4%	$764,218	89.5%

	Year ended December 31,
	2013		2012
In thousands, except for percentage	Gross Profit	% of Sales*	Gross Profit	% of Sales*
Fine copper wire	$9,727	5.7%	$11,462	6.1%
Superfine copper wire	15,470	11.4%	16,821	11.7%
CCA wire	16,359	30.7%	19,602	32.3%
Copper anode	41,694	8.8%	37,668	9.9%
Copper rod	3,149	4.6%	3,995	5.1%
Total	$86,399	9.6%	$89,548	10.5%

*	Percentage of sales of respective product category

Average gross profit margin decreased to 9.6% in 2013 as compared to 10.5% in 2012, primarily as a result of increased copper anode sales in the product mix. Our refined copper products typically are the lower profitable products when compared with the wire products. Additionally, gross profit decreased across all product lines as the spread between the Company's scrap copper cost and the market copper price became narrower in 2013.

Selling, General and Administrative Expenses

The following table sets forth operating expenses and income from operations both in amounts and as a percentage of total sales for Selling, General and Administrative Expenses for the years ended December 31, 2013 and 2012:

	Year ended December 31,				Change in year ended December 31, 2013 compared to year ended December 31,
	2013		2012		2012
In thousands, except for percentage	US$	% of Sales	US$	% of Sales	%
Gross profit	$86,399	9.6%	$89,548	10.5%	(3.5)%
Operating Expenses:
Selling expenses	(3,021)	(0.3)%	(2,954)	(0.4)%	2.2%
General & administrative expenses	(8,073)	(0.9)%	(8,622)	(1.0)%	(6.4)%
Total operating expense	(11,094)	(1.2)%	(11,576)	(1.4)%	(4.2)%
Income from operations	$75,305	8.4%	$77,972	9.1%	(3.4)%

Total selling, general and administrative expenses were $11.1 million for the year ended December 31, 2013, compared to $11.6 million for the same period last year, a decrease of 4.2%.

Selling expenses were $3.0 million for the year ended December 31, 2013, an increase of 2.2% compared to the same period last year.

Included in selling expenses were shipping and handling costs of $2.4 million and $2.3 million in 2013 and 2012, respectively, representing an increase of 3.5%, while tons of products sold by us increased 11.6% compared to 2012. The slower growth in shipping and handling costs compared to the sales volume growth of our products is due to: i) The increase in total sales volume was due to an increase in copper anode sales, which is concentrated with a few large customers located in cities that are within close proximity to our production location. ii) Depending on our negotiation with customers on a case-by-case basis, shipping and handling costs for our products may either be borne by us or by our customers; and iii) We own a small fleet of trucks to handle part of the shipping and handling of our products which provides further cost savings compared to outsourcing.

General and administrative expenses were $8.1 million for the year ended December 31, 2013, a decrease of 6.4% compared to the same period last year. The main factors which caused this increase was lower research and development costs as we have completed R&D for new CCA products.

Income Tax

For the year ended December 31, 2013, income tax expense was $19.7 million, reflecting an effective tax rate of 26.0%.  The effective tax rate for the same period in 2012 was 26.4%. Excluding the non-taxable fair value change on warrants and the operating loss of the US entity, the effective tax rate was 25.0% and 25.3% for 2013 and 2012, respectively.

Commencing in 2010, both Lihua Electron and Lihua Copper have been subject to an EIT rate of 25%.

Net Income

Net income for the year ended December 31, 2013 was $56.2 million, or 6.2% of net revenue, compared to $57.9 million, or 6.8% of net revenue, in the same period in 2012. The net income for the year ended December 31, 2013 and 2012 was impacted by a total $0.1 million non-cash charge and $0.05 million non-cash charge, respectively, as a result of the gain/loss on extinguishment of warrant liabilities and change of the fair value of the warrants. Excluding the impact of these non-cash items, net income for the year ended December 31, 2013 was $56.3 million, down 3.0% from the prior year.

Foreign Currency Translation Gains

During the year ended December 31, 2013, the RMB rose against the US dollar, and we recognized a foreign currency translation gain of $9.6 million.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Sales

Our business for the year ended December 31, 2012 continued to demonstrate solid growth.  Net sales increased by 34.0% from $637.1 million in 2011 to $853.8 million in 2012. This growth was primarily driven by increased sales of all of our products as a result of capacity addition. The sales growth was partially offset by the decrease in average sales price in 2012 compared to 2011. Please see the table below for more details regarding the product sales breakdown by specific category.

	Year ended December 31,
	2012			2011
In thousands, except for percentage and average price	Sales	Volume (m.t.)	Average price	Sales	Volume (m.t.)	Average price
Fine copper wire	$188,810	23,761	$6,946	$124,062	14,060	$8,824
Superfine copper wire	144,338	15,574	9,268	149,809	14,347	10,442
CCA wire	60,634	6,938	8,739	61,703	6,336	9,739
Copper anode	381,114	48,689	7,828	287,269	31,943	8,993
Copper rod	78,870	9,994	7,892	14,250	1,876	7,596
Total	$853,766	104,956	$8,135	$637,093	68,562	$9,292

The overall sales volume increase of 53.1% in 2012 over 2011 is the result of additional production from two new smelters added in June 2012. Sales volume of CCA and copper wire in 2012 has grown 33.2% from fiscal year 2011 as a result of the copper rod smelter annual capacity increase to 50,000 tons in October 2011.

Sales volume of copper anode in 2012 has grown 52.4% from 2011 primarily as a result of the additional production from two new copper anode smelters which were completed and started production in June 2012. The 432.7% year over year copper rod sales volume increase was the result of full year production from the increased copper rod capacity in 2012 after the October 2011 rod smelter capacity expansion.

The average sales price decreased by 12.5% in 2012, primarily as a result of the decrease in copper prices. For the year ended December 31, 2012, the average copper price published by the Shanghai Changjiang Commodity Market was $7,750 per ton, compared to the 2011 average of $8,767 per ton, representing a drop of 11.6%. In 2011, the Company sold copper rod only in the last quarter, which copper market price was lower than the yearly average of 2012. As a result, the Company recorded an increase in the average price of copper rod in 2012.

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

Cost of Sales and Gross Margin

The following table sets forth our cost of sales and gross profit, both in amounts and as a percentage of total sales for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012		2011
In thousands, except for percentage	Cost of Sales	% of Sales*	Cost of Sales	% of Sales*
Fine copper wire	$41,032	4.8%	$40,328	6.3%
Superfine copper wire	177,348	20.8%	115,662	18.2%
CCA wire	127,517	14.9%	129,861	20.4%
Copper anode	343,446	90.1%	262,045	91.2%
Copper rod	74,875	94.9%	13,483	94.6%
Total	$764,218	89.5%	$561,379	88.1%

	Year ended December 31,
	2012		2011
In thousands, except for percentage	Gross Profit	% of Sales*	Gross Profit	% of Sales*
Fine copper wire	$11,462	6.1%	$8,400	6.8%
Superfine copper wire	16,821	11.7%	19,947	13.3%
CCA wire	19,602	32.3%	21,376	34.6%
Copper anode	37,668	9.9%	25,224	8.8%
Copper rod	3,995	5.1%	767	5.4%
Total	$89,548	10.5%	$75,714	11.9%

*	Percentage of sales of respective product category

Average gross profit margin decreased to 10.5% in 2012 as compared to 11.9% in 2011, primarily as a result of increased copper anode and copper rod sales in the product mix. Our refined copper products typically are the lower profitable products when compared with the wire products. Since copper wire is a lower gross margin product than CCA wire, the increase in copper wire sales also contributed to the decrease in average CCA and copper wire gross margin as well as overall gross margin.

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

Included in selling expenses were shipping and handling costs of $2.3 million and $2.1 million in 2012 and 2011, respectively, representing an increase of 14.3%, while tons of products sold by us increased 53.1% compared to 2011. Tons of CCA and copper wire and rod products sold increased 53.7% in 2012. The slower growth in shipping and handling costs compared to the sales volume growth of our products is due to: i) Copper anode sales have only been made to two customers, both of whom are located in cities that are within close proximity to our production location. Our wire and rod products are mostly sold to customers located geographically close to us as well; ii) Depending on our negotiation with customers on a case-by-case basis, shipping and handling costs for our products may either be borne by us or by our customers; iii) we own a small fleet of trucks to handle part of the shipping and handling of our products which provides further cost savings compared to outsourcing.

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

As of December 31, 2013, total cash held in Renminbi and U.S. dollars was RMB 1.2 billion (or $203.4 million based on the conversion rate of US$1 = RMB 6.0969 on the same date). We maintain cash in U.S. dollars in offshore accounts in Hong Kong and in the U.S. to pay for U.S. related expenses such as legal fees and external investor relation firm fees for being a public company in the U.S.

As of December 31, 2013, we had approximately $203.4 million in cash, up $59.1 million from $144.3 million at December 31, 2012. The Company has added new production facilities for its new CCA cable and wire product on the new plant site. Total capex in 2013 was $7.8 million. In December 2013, the Company started a facility upgrade of the copper rod smelter, and completed the upgrade at the end of February 2014. Total cost for the copper rod facility upgrade was approximately $3.8 million. The Company expects to incur additional capex for equipment additions for the new CCA product as we intend to ramp up its sales throughout 2014.

The following table summarizes our cash flows for each of the periods indicated:

	Year Ended December 31
	2013	2012	2011
(US$)
Net cash provided by operating activities	$61,046,939	$48,729,569	$33,377,997

Net cash used in investing activities	(7,796,777)	(9,365,100)	(20,309,900)

Net cash (used in) provided by financing activities	590,441	(992,846)	(2,550,960)
Effect of exchange rate on cash and cash equivalents	5,265,327	291,040	4,511,150
Cash and cash equivalents at beginning of year	144,300,290	105,637,627	90,609,340

Cash and cash equivalents at end of year	$203,406,220	$144,300,290	$105,637,627

Operating activities

For the year ended December 31, 2013, cash provided by operating activities totaled $61.1 million compared to $48.7 million and $33.4 million in the same period of 2012 and 2011, respectively. This was primarily attributable to: i) $56.2 million in net earnings; ii) a decrease of $3.0 million in prepayments for raw material purchases, which was primarily caused by the decrease in scrap copper prices; iii) a $6.2 million inventory decrease, as a result of quicker inventory turnover compared with the prior year; iv) a $3.4 million accounts payable increase; v) a $2.0 million increase in other payables and accruals; offset by: vi) a $13.6 million accounts receivable increase, as a result of increase in copper anode sales; and vii) a $1.0 million decrease in income taxes payable.

Investing activities

For the year ended December 31, 2013, cash used in investing activities totaled $7.8 million compared to $9.4 million and $20.3 million in the same period of 2012 and 2011, respectively. This was primarily attributable to a total net cash outflow of $7.8 million for the purchase of and deposits paid for property, plant and equipment and construction in progress, primarily as a result of the facility upgrade of the copper rod smelter, all being part of our planned expansion.

Financing activities

For the year ended December 31, 2013, cash provided by financing activities totaled $0.6 million compared to cash outflow of $1.0 million and cash outflow of $2.6 million in the same period of 2012 and 2011, respectively. The $0.6 million cash provided by financing activities in 2013 was from the exercise of share options and Series B Warrants.

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

In January 2011, the Board of Directors authorized management to repurchase stock over a 12-month period with a total value of up to $15 million (the “Repurchase Program”). The Company purchased 264,047 shares in the open market at an aggregate cost of $2.1 million. The initial repurchases were funded with US dollars the Company had in its Hong Kong bank account, and the subsequent repurchases were funded by an aggregate of $1.3 million in loans, denominated in U.S. dollars, from Magnify Wealth, under an up to $4 million demand promissory note entered between Magnify Wealth and the Company on May 19, 2011 (the “Note”). The Company repaid Magnify Wealth in full, in RMB. While the Company’s operating subsidiaries in the PRC have substantial cash reserves available, the laws of the PRC restrict the conversion of RMB to U.S. dollars, such that the Company had encountered difficulty funding the Repurchase Program with U.S. dollars from cash held by its PRC subsidiaries. The Company explored possible alternative arrangements for funding the Repurchase Program in U.S. dollars with financial institutions, but Company management determined that such alternatives would have been costly or otherwise not appropriate for the Company. The Repurchase Program expired in January 2012.

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

On April 6 and April 26, 2012, in order to partially fund the 2011 special dividend payment and U.S. dollar operating expenses, upon Board approval, Magnify Wealth loaned $0.5 million and $0.9 million, respectively, under the Note, of which RMB 3.15 million and RMB 5.65 million were repaid, respectively, in RMB, at the average rate of 6.2916 RMB per US dollar, based upon the exchange rate between US dollars and RMB as set forth by Standard Chartered Bank in Hong Kong. The loans under the Note were unsecured, payable on demand and bore interest at 2% per annum.

As of December 31, 2012, there were no outstanding loans under the Note.

Capital expenditures

Our capital expenditures are principally directed for expansion of production facilities, including construction and purchases of property, plant and equipment. In 2013, 2012 and 2011, we funded our capital expenditures primarily through cash flows from operating activities and the proceeds of bank borrowings, and equity issuance.

In 2014, as we accelerate our expansion, we expect to continue capital expenditures for maintaining existing machines and adding manufacturing equipment in our 180 mu new plant site, which is adjacent to our existing plant. We currently have four smelting facilities which can produce a total of 125,000 – 140,000 tons of refined copper products per year.  Since 2012, we have added 75,000-90,000 tons of new anode smelting capacity, while dismantling an older anode smelter with 35,000 tons of annual capacity. With our current capacity of production lines, we can produce 6,000 – 8,000 tons of CCA wire and 20,000 - 25,000 tons of copper wire with the diameter range of 0.03mm – 1.60mm.  We have completed the research and development of a new CCA cable and wire product and have passed the industry standard testing. We began batch production and sales at end of 2013 and plan to ramp up the production and sales of this new CCA product as we continue our efforts to add new customers. We believe that our existing cash, cash equivalents and cash flows from operations will be sufficient to meet our presently anticipated future cash needs to bring all of our facilities into full production. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

Accounts receivable

In 2013, we sold 44,331 tons of CCA and copper wire, 63,600 tons of copper anode and 9,199 tons of copper rod.  In 2012, we sold 46,273 tons of CCA and copper wire, 48,689 tons of copper anode and 9,994 tons of copper rod. As CCA is an emerging product in the PRC, Lihua extends credit terms to some of its larger customers. However, pure copper products, such as our copper anode, copper rod and copper wire, are in higher demand that we don’t have to extend credit terms. Our customers often purchase more than one type of product from us (for example, one customer may purchase both CCA wire and copper wire).  CCA wire purchases are generally accorded 30 to 60 day payment terms, depending upon the creditworthiness of the customer, while the copper wire (and copper rod and anode) purchases are payable upon delivery to the customer, which may occur two to seven days after we ship the product and recognize our revenue. This decision to extend terms or to collect payment upon receipt (essentially a “cash sale”, although due to the shipping time this effectively becomes a very short receivable), is based primarily upon the product type. We may extend terms for CCA purchases to a credit-worthy customer, but for that same customer require payment upon delivery for purchases of copper anode, rod and/or copper wire.

The table below shows the breakdown of accounts receivable by products:

	As of December 31,
	2013	2012

CCA wire and copper wire	$17,352,415	$13,119,436
Copper anode	34,793,532	28,586,258
Copper rod	8,351,833	3,579,229
Total	$60,497,780	$45,284,923

Off-balance sheet arrangements

As of December 31, 2013, we have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could have an adverse effect on our operating results. In addition, as of December 31, 2013 and 2012, we had cash denominated in Renminbi and U.S. dollar amounting to RMB1.2 billion ($203.4 million) and RMB907.0 million ($144.3 million), respectively.

We recognized a foreign currency translation adjustment of approximately RMB 59.7 million ($9.6 million) for the year ended December 31, 2013.

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

Interest Rate Risk

Should we incur short term bank borrowings, we may be exposed to interest rate risk arising from short-term variable rate borrowings from time to time. Our future interest expense will fluctuate in line with any change in our borrowing rates. We believe our exposure to interest rate risk and other relevant market risks is not material. We did not have short term bank borrowing outstanding as of December 31, 2013. However, we may incur short-term bank borrowings under our working capital revolving line of credit from time to time.

Inflation

In recent years, the PRC has experienced more material inflation, however inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was -0.7%, 3.3%, 5.4%, 2.6% and 2.6% in 2009, 2010, 2011, 2012 and 2013, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our chief executive officer, who is our principal executive officer, and the chief financial officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Using the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), our management assessed the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2013, and determined it to be effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Crowe Horwath (HK) CPA Limited, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2013, as stated in their report which appears on pages F-1 of this annual report on Form 10-K.

Changes in Internal Controls

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information about our directors and executive officers as of March 13, 2014.

Name	Age	Position

Jianhua Zhu	52	Chief Executive Officer, President and Director

Daphne Huang	43	Chief Financial Officer and Treasurer

Yaying Wang	51	Chief Operating Officer, Secretary and Director

Robert C. Bruce*	51	Independent Director

Jonathan P. Serbin*	44	Independent Director

Kelvin Lau*	51	Independent Director

* Indicates member of Audit, Nominating and Corporate Governance Committee and Compensation Committee.

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders or until they resign or are removed from office in accordance with our bylaws. Our officers serve at the discretion of our Board of Directors.

Set forth below is information regarding certain significant employees.

Name	Age	Position

Yingchun Han	44	General Manager of Lihua Electron

Junying Zhu	35	VP of Sales and Marketing

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

Robert C. Bruce, Independent Director. Mr. Bruce has served as a director of the Company since April 14, 2009. Mr. Bruce is Founder and CEO of Zylo Media, LLC, an early stage digital advertising and marketing company headquartered in Portland, Maine. Mr. Bruce also serves as President of Oakmont Advisory Group, LLC, a financial and operational management consulting firm located in Portland, Maine. Prior to founding Oakmont Advisory Group, from 1999 through 2004, Mr. Bruce served as Chief Operating Officer, Treasurer and Director for Enterix Inc., a privately-held, venture-funded medical device and laboratory services company that was purchased by Quest Diagnostics. He also previously served as Chief Financial Officer for Advantage Business Services (1997 to 1998), a privately-held national payroll processing and tax filing business that was subsequently acquired by PayChex. Mr. Bruce previously served as a member of the board of directors of ImmuCell Corporation (NASDAQ: ICCC) and China North East Petroleum Holdings Ltd. (NYSE Amex: NEP). Mr. Bruce received his MBA from the Yale School of Management, and a Bachelor of Arts degree in East Asian Studies from Princeton University. Mr. Bruce is proficient in written and spoken Mandarin. We believe that Mr. Bruce’s experience as a former director of two other public companies and his extensive finance experience provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

Jonathan P. Serbin, Independent Director. Mr. Serbin has served as a director of the Company since April 14, 2009. Mr. Serbin has been the head of Asia Investment Banking of Mesa Global since 2012. Prior to that he was the head of Media and Telecom Investment Banking Asia division for Oppenheimer & Co. from October 2010 until October 2012. From January 2007 until October 2010, he was the Chief Executive Officer of D Mobile, Inc., a seller of mobile content in the PRC. Mr. Serbin holds a B.A. from Washington University, St. Louis, a J.D. from Boston University and an MBA from Columbia University. Mr. Serbin is proficient in spoken Mandarin. We believe that Mr. Serbin’s significant experience in senior management, extensive finance experience and familiarity with working in the PRC provides him with a unique and valuable perspective from which he helps advise the Board of Directors.

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

Significant Employees

Yingchun Han, Vice President. Mr. Han has served as the Vice President of Lihua Electron since July 2013. Mr. Han has over 20 years’ experience working in the cable and wire metals industry in China. He has held executive management positions with a number of cable and wire manufacturers prior to joining our company. Prior to joining Lihua Electron, Mr. Han was the Chief Operating Officer of Jiangsu Huijingyuan Metal Material Ltd. from January 2013 to June 2013. From 2010 to 2012, Mr. Han was the Chief Operating Officer of Changzhou Minhao New Metal Materials Ltd. From 2006 to 2010, Mr. Han was Vice President of Changzhou Suyun Electric Ltd. Earlier in his career, Mr. Han held vice president positions in three companies in the materials and metals manufacturing industry. Mr. Han graduated from Jiangsu Teacher’s University in 1992.

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

Audit Committee

Our audit committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The audit committee members consist of Robert C. Bruce, Jonathan P. Serbin and Kelvin Lau. Each of these members would be considered “independent” as defined by Rule 5605 of NASDAQ’s Marketplace Rules, as determined by our board of directors. During the fiscal year ended December 31, 2013, the Audit Committee met 4 times.

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

In the performance of this oversight function, the Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2013 with management, and has discussed with the independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61, Communication with Audit Committee, as currently in effect. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed with the independent auditors the independent auditors’ independence; and based on the review and discussions referred above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the SEC.

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

Based upon the reports, review and discussions described in this report, and subject to the limitations on the role and responsibilities of the Committee referred to above and in the Charter, the Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, be filed with the Securities and Exchange Commission.

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

Each of Messrs. Bruce, Serbin and Lau are the members of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operate under a written charter, which is available on our website at http://www.lihuaintl.com. Mr. Lau is the Chairman of the Nominating and Corporate Governance Committee. During the fiscal year ended December 31, 2013, the Nominating and Corporate Governance Committee met 4 times and acted by written consent one time.

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

Each of Messrs. Bruce, Serbin and Lau are the members of the Compensation Committee. The Compensation Committee operates under a written charter, which is available on our website at http://www.lihuaintl.com. Mr. Serbin is Chairman of Compensation Committee. Our executive officers have no formal role in suggesting their salaries. During the fiscal year ended December 31, 2013, the Compensation Committee met one time and acted by written consent one time.

Compensation Committee Report

The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining experienced executive officers.

The Compensation Committee has reviewed and discussed the discussion and analysis of the Company’s compensation which appears in Item 11 below with management, and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2013; except that the following Section 16 reports were filed late in 2013:

a) Mr. Robert Bruce filed a late Form 4 to reflect the issuance of options to purchase up to 20,000 shares issued on May 30, 2013;

b) Mr. Jonathan Serbin filed a late Form 4 to reflect the issuance of options to purchase up to 20,000 shares issued on May 30, 2013; and

c) Mr. Kelvin Lau filed a late Form 4 to reflect the issuance of options to purchase up to 20,000 shares issued on May 30, 2013.

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

Meetings of the Board and Committees

During the fiscal year ended December 31, 2013, the Board of Directors met 4 times and took action by written consent on two occasions. All of the directors participated in the board meetings. Each director is expected to participate, either in person or via teleconference, in meetings of our Board of Directors and meetings of committees of our Board of Directors in which each director is a member, and to spend the time necessary to properly discharge such director’s respective duties and responsibilities. We do not have a written policy with regard to directors’ attendance at annual meetings of stockholders; however, all directors are encouraged to attend the annual meeting and all directors attended our 2013 Annual Meeting of Stockholders.

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

We believe that other peer companies in the PRC which are listed on U.S. stock markets would be the most appropriate to use for salary comparison purposes. However, none of our direct competitors are public companies in the U.S. We have looked at Fushi International (Dalian) Bimetallic Cable Co., Ltd., one of our past suppliers, which, until December 2012, was listed on the Nasdaq Stock Market. The salaries of Fushi’s CEO and CFO were $225,000 and $180,000 per year, respectively. Fushi’s CEO and CFO were each entitled to 100% cash bonuses, according to their compensation plan. In addition, Fushi’s CFO was awarded 30,000 shares of stock and 150,000 stock options. Fushi had lower revenues than we did and therefore, taking this into consideration, we believe that the compensation of our executive officers is appropriate.

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

Name and Principal Position (1)	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards (4) ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Mr. Jianhua Zhu,	2013	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000
CEO and President (2)	2012	250,000	-0-	-0-	-0-	-0-	-0-	-0-	250,000
	2011	191,667	-0-	-0-	-0-	-0-	-0-	-0-	191,667

Ms. Daphne Huang,	2013	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
Chief Financial Officer (3)	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	2011	116,667	15,000	-0-	334,286	-0-	-0-	-0-	465,953

Ms. Yaying Wang,	2013	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
Chief Operating Officer (2)	2012	200,000	-0-	-0-	-0-	-0-	-0-	-0-	200,000
	2011	158,333	-0-	-0-	-0-	-0-	-0-	-0-	158,333

(1)	Some of our named executive officers reside in the PRC and therefore may receive their annual compensation in RMB.
(2)	Mr. Zhu and Ms. Wang entered into new employment agreements with the Company on October 23, 2011. Therefore, their salaries for the fiscal year ended December 31, 2011 are pro-rated in U.S. dollars from based on their salaries received before and after October 23, 2011.
(3)	Ms. Huang was named as Chief Financial Officer on October 23, 2011. Therefore, Ms. Huang’s salary as Chief Financial Officer and Treasurer is pro-rated in U.S. dollars from October 23, 2011 through December 31, 2011. Ms. Huang’s compensation also includes those amounts received in her capacity as Executive Vice President of Finance and Director of Investor Relations from October 31, 2009 through October 22, 2011.
(4)	Reflects the aggregate grant date fair value of stock awards determined in accordance with ASC Topic 718.

Employment Contracts and Termination of Employment, and Change-In-Control

The following employment agreements were entered into by the Company’s PRC subsidiaries and the following executive officers:

Jianhua Zhu

The Company’s PRC subsidiaries entered into an employment agreement with Jianhua Zhu on June 24, 2008 to serve as Chief Executive Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Mr. Zhu was to receive annual compensation equal to $180,000. In addition, Mr. Zhu was entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Mr. Zhu was entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if he is no longer employed by the Company, Mr. Zhu had agreed that neither he, nor any of his affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to his termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Mr. Zhu had also agreed to a non-compete clause whereby he shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, he might own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Mr. Zhu entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

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

Yaying Wang

The Company’s PRC subsidiaries entered into an employment agreement with Yaying Wang on June 24, 2008 to serve as Chief Operating Officer and a member of the board of directors for a term of three (3) years. Pursuant to the agreement, Ms. Wang was to receive annual compensation equal to $150,000. In addition, Ms. Wang was entitled to participate in any and all benefit plans, from time to time, in effect for employees, along with vacation, sick and holiday pay in accordance with policies established and in effect from time to time. In the event that either of the PRC Subsidiaries terminate the employment agreement without cause (as defined therein), Ms. Wang would be entitled to a severance payment of one year’s salary from the date of termination plus all medical and dental benefits for that time period as well. In addition, if she is no longer employed by the Company, Ms. Wang had agreed that neither she, nor any of her affiliates shall directly or indirectly employ, solicit, or induce any individual, consultant, customer or supplier who is, or was at any time during the one year period prior to her termination date, an employee or consultant of the Company, a customer of the Company or a supplier of the Company, cause such employee, consultant, customer or supplier to refrain from continuing their relationship with the Company. Ms. Wang had also agreed to a non-compete clause whereby she shall not engage or assist others to engage in related businesses within Beijing and Danyang, PRC, the prescribed territory, however, she may own up to 5% of the outstanding shares of a company engaged in a similar business if such shares are listed on a national securities exchange. On September 26, 2008, Ms. Wang entered in an amendment to the Employment Agreement with the PRC Subsidiaries whereby certain clerical errors were corrected.

On October 23, 2011, Ms. Wang entered into a 3 year employment agreement with the Company’s PRC subsidiaries. All of the material terms of this agreement are identical to the prior agreement, except that Ms. Wang shall receive annual cash compensation of $200,000.

Potential Payments upon Termination or Change in Control

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, as of December 31, 2013, the following individuals would have been entitled to payments in the amounts set forth opposite to their name in the below table through December 31, 2013:

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

2013 GRANTS OF PLAN-BASED AWARDS

There were no grants of plan-based awards in 2013.

Equity Compensation Plan Information

The following table summarizes our plan-based awards as of December 31, 2013.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders:
Options to purchase common stock	665,000	$5.41	2,338,191	(1)
Warrants to purchase common stock	28,456	$4.80	-0-
Total	693,456	$5.38	2,338,191

(1)	Based on 10% of the aggregate number of shares of the Common Stock outstanding as of December 31, 2013, less aggregate options issued and outstanding as of December 31 2013, pursuant to Section 5.1 of the 2009 Omnibus securities and Incentive Plan.

Equity Compensation Plans not approved by Security Holders

The Company’s Board of Directors adopted the 2009 Plan on April 14, 2009. The 2009 Plan is described in detail under “The Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan” below.

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

Currently, there are 8 employees and directors who would be entitled to receive stock options and/or restricted shares under the 2009 Plan.  Future new hires and consultants would be eligible to participate in the 2009 Plan as well. The number of stock options and/or restricted shares to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or restricted shares is dependent upon various factors such as hiring requirements and job performance.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2013.

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

Option Exercises and Stock Vested

The following table summarizes stock option exercises by our named executive officers in 2013 and shares of restricted stock that vested in 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($))
Jianhua Zhu	-0-	-0-	-0-	-0-
Daphne Huang	-0-	-0-	-0-	-0-
Yaying Wang	-0-	-0-	-0-	-0-

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Director Compensation

The following table summarizes compensation that our non-employee directors earned during 2013 for services as members of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert C. Bruce(2)	63,000	-	41,467	-	-	-	104,467
Jonathan P. Serbin(2)	51,000	-	41,467	-	-	-	92,467
Kelvin Lau (2)(3)	51,000	-	41,467	-	-	-	92,467

(1)	Reflects the aggregate grant date fair value to option awards granted to the directors, determined in accordance with ASC Topic 718.
(2)

Pursuant to one-year agreements effective as of April 14, 2013, between the Company and each of Robert Bruce, Kelvin Lau and Jonathan Serbin, each of Messrs. Bruce, Lau and Serbin received an option to purchase up to 20,000 shares of common stock of the Company and an annual cash fee of $60,000 paid quarterly, beginning July 1, 2013 (prior to July 1, 2013, the annual rate has been $48,000 paid quarterly). Additionally, Mr. Bruce received quarterly, cash payments of $12,000 per year for serving as Chair of the Audit Committee.  The Company will also reimburse each of Messrs. Bruce, Lau and Serbin for (i) expenses related to his attending meetings of the Board of Directors, meetings of committees of the Board of Directors, executive sessions, stockholder meetings, and other Company-related travel, and (ii) up to $3,000 in expenses related to attending bona fide director education seminars that each director, in his discretion, may select.  The stock options granted to each of Messrs. Bruce, Lau and Serbin in 2013 have an exercise price of $5.60 per share, such options vesting in equal installments on July 14, 2013, October 14, 2013, January 14, 2014 and April 14, 2014, so long as each director is, respectively, serving as a member of the Board of Directors at each such time.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of March 13, 2014 the number of shares of our common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s common stock; (ii) each director; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. As of March 13, 2014, we had 30,032,116 shares of common stock issued and outstanding.

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

All share ownership figures include shares of our common stock issuable upon securities convertible or exchangeable into shares of our common stock within sixty (60) days of March 13, 2014 which are deemed outstanding and beneficially owned by such person for purposes of computing his or her percentage ownership, but not for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Outstanding Shares of Common Stock (2) (3)

Magnify Wealth Enterprises Limited (4)(5)	13,350,000	44.45%

Jianhua Zhu (5)	13,350,000	44.45%

Yaying Wang (6)	13,350,000	44.45%

Robert C. Bruce (7)	101,000	*

Jonathan P. Serbin (8)	100,000	*

Siu Ki “Kelvin” Lau (9)	95,000	*

Daphne Huang (10)	165,000	*

All Directors and Executive Officers, as a group (6 persons)	13,811,000	45.99%

* Less than one percent

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to securities anticipated to be exercisable or convertible at or within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are anticipated to be beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.
(2)	Based upon 30,032,116 shares of Common Stock outstanding as of March 13, 2014
(3)	In determining the percent of Common Stock beneficially owned on March 13, 2014, (a) the numerator is the number of shares of Common Stock beneficially owned (including shares that the stockholder has the right to acquire within 60 days of March 13, 2014), and (b) the denominator is the sum of (i) the 30,032,116 shares outstanding on March 13, 2014, and (ii) the number of shares of Common Stock which such stockholder has the right to acquire within 60 days of March 13, 2014.
(4)	The address of Magnify Wealth is Quastisky Building, P.O. Box 4389, Road Town, Tortola, British Virgin Islands. As the sole director of Magnify Wealth, Mr. Zhu, our CEO and President has sole voting and investment power over the shares.
(5)	Includes 13,350,000 shares owned by Magnify Wealth, of which Mr. Zhu, as the sole director of Magnify Wealth, has sole voting and investment power over the shares. Mr. Zhu is deemed to beneficially own all of the 13,350,000 shares of common stock owned by Magnify Wealth as a result of the vesting in full of Mr. Zhu’s option to purchase all 3,000 shares of Magnify Wealth (the “Option Shares”) at $1.00 per share. While the option to purchase the Option Shares has vested in full, Mr. Zhu has not yet exercised the option.
(6)	As Mr. Zhu’s wife, Ms. Wang is deemed to be the beneficial owner of all shares of common stock beneficially owned by Mr. Zhu as a result of the vesting of 100% of Mr. Zhu’s Option Shares. Ms. Wang disclaims beneficial ownership over the remaining 2,569,115 shares owned by Magnify Wealth over which Mr. Zhu has sole voting and investment power.

(7)	Consists of 2,000 shares of common stock held by Mr. Bruce’s wife, 9,000 shares of common stock held directly by Mr. Bruce and 90,000 shares of common stock underlying options held by Mr. Bruce, which are exercisable in the next 60 days
(8)	Consists of 100,000 shares of common stock underlying options, which are exercisable in the next 60 days.
(9)	Consists of 95,000 shares of common stock underlying options, which are exercisable in the next 60 days.
(10)	Consists of 165,000 shares of stock underlying options, which are exercisable in the next 60 days.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(1)	Sales

For the years ended December 31, 2013, 2012 and 2011, sales included nil, nil, and $620,295, respectively that were made from Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

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

As of December 31, 2013, there was no outstanding loan under the Note.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

The following chart sets forth public accounting fees paid and payable to Crowe Horwath (HK) CPA Limited (“Crowe”) during the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees	$453,000	$453,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:
(1) The financial statements listed on the Financial Statements’ Table of Contents
(2) Not applicable

(b)   Exhibits

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
10.1		Share Transfer Agreement, dated October 22, 2008 (3)
10.2		Amendment to the Share Transfer Agreement, dated March 7, 2009 (3)
10.3		Land Expropriation Contract dated November 5, 2010 (4)
10.4		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (5)
10.5	+	2013 Independent Director Agreement, Robert Bruce
10.6	+	2013 Independent Director Agreement, Jonathan Serbin
10.7	+	2013 Independent Director Agreement, Kelvin Lau
10.8		Jianhua Zhu Employment Agreement, dated October 23, 2011(6)
10.9		Daphne Huang Employment Agreement, dated October 23, 2011 (6)
10.11		Yaying Wang Employment Agreement, dated October 23, 2011 (6)
14		Code of Business Conduct and Ethics (7)
21		List of Subsidiaries (8)
23.1	+	Consent of Crowe Horwath (HK) CPA Limited
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(5)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIHUA INTERNATIONAL, INC.

Dated: March 17, 2014	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 17, 2014	By:	/s/ Jianhua Zhu
	Name:	Jianhua Zhu
	Title:	Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: March 17, 2014	By:	/s/ Daphne Huang
	Name:	Daphne Huang
	Title:	Chief Financial Officer (Principal Accounting Officer)

Dated: March 17, 2014	By:	/s/Yaying Wang
	Name:	Yaying Wang
	Title:	Director

Dated: March 17, 2014	By:	/s/ Jonathan Serbin
	Name:	Jonathan Serbin
	Title:	Director

Dated: March 17, 2014	By:	/s/ Robert Bruce
	Name:	Robert Bruce
	Title:	Director

Dated: March 17, 2014	By:	/s/ Kelvin Lau
	Name:	Kelvin Lau
	Title:	Director

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION
3.1		Certificate of Incorporation, as filed with the Delaware Secretary of State on January 24, 2006 (1)
3.2		By-Laws (1)
3.3		Certificate of Ownership and Merger, dated September 19, 2008 (2)
3.4		Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (2)
10.1		Share Transfer Agreement, dated October 22, 2008 (3)
10.2		Amendment to the Share Transfer Agreement, dated March 7, 2009 (3)
10.3		Land Expropriation Contract dated November 5, 2010 (4)
10.4		Lihua International, Inc. 2009 Omnibus Securities and Incentive Plan (5)
10.5	+	2013 Independent Director Agreement, Robert Bruce
10.6	+	2013 Independent Director Agreement, Jonathan Serbin
10.7	+	2013 Independent Director Agreement, Kelvin Lau
10.8		Jianhua Zhu Employment Agreement, dated October 23, 2011(6)
10.9		Daphne Huang Employment Agreement, dated October 23, 2011 (6)
10.11		Yaying Wang Employment Agreement, dated October 23, 2011 (6)
14		Code of Business Conduct and Ethics (7)
21		List of Subsidiaries (8)
23.1	+	Consent of Crowe Horwath (HK) CPA Limited
31.1	+	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	+	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	+	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

+ Filed herewith.

(1)	Incorporated by reference to the Company’s Form 10-SB, filed with the SEC on May 15, 2007
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2008
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC April 2, 2009
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2010.
(5)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 14, 2011.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2011.
(7)	Incorporated by reference to our Annual Report on Form 10-KSB, filed with the SEC on February 26, 2008
(8)	Incorporated by reference to the Company’s Annual Report on 10-K, filed with the SEC on March 31, 2010.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm – Crowe Horwath (HK) CPA Limited	F – 1

Consolidated Balance Sheets	F – 2

Consolidated Statements of Income and Comprehensive Income	F – 3

Consolidated Statements of Stockholders’ Equity	F – 4

Consolidated Statements of Cash Flows	F – 5

Notes to Consolidated Financial Statements	F-6 – F-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lihua International, Inc.

We have audited the accompanying consolidated balance sheets of Lihua International, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Lihua International, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Lihua International, Inc. and Subsidiaries’ management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lihua International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Lihua International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

/s/ Crowe Horwath (HK) CPA Limited

Hong Kong, China

March 17, 2014

 LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS EXPRESSED IN US DOLLARS)

	As of December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,406,220	$144,300,290
Accounts receivable, net	60,497,780	45,284,923
Prepayments for raw material purchases	17,143,138	19,569,239
Other receivables, deposits and prepayments	337,189	559,955
Prepaid land use right – current portion	418,502	406,026
Deferred income tax assets	146,418	24,948
Inventories	12,140,696	17,844,405
Total current assets	294,089,943	227,989,786
OTHER ASSETS
Property, plant and equipment, net	47,139,458	47,197,115
Construction in progress	5,559,901	175,006
Prepaid land use right – long-term portion	18,701,959	18,546,658
Intangible assets	42,195	3,332
Total non-current assets	71,443,513	65,922,111
Total assets	$365,533,456	$293,911,897

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	7,415,370	3,891,110
Other payables and accruals	7,143,964	4,937,404
Income taxes payable	4,941,050	5,797,188
Warrant liabilities	33,262	354,000
Total current liabilities	19,533,646	14,979,702
Total liabilities	19,533,646	14,979,702

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,295,955 shares issued and 30,031,908 shares outstanding as of December 31, 2013 (2012: 30,084,883 shares issued and 29,820,836 shares outstanding), respectively	3,029	3,008
Additional paid-in capital	80,627,496	79,257,921
Treasury stock, at cost, 264,047 shares as of December 31, 2013 and 2012, respectively	(2,126,597)	(2,126,597)
Statutory reserves	18,723,836	14,566,846
Retained earnings	222,165,580	170,163,120
Accumulated other comprehensive income	26,606,466	17,067,897
Total stockholders' equity	345,999,810	278,932,195
Total liabilities and stockholders' equity	$365,533,456	$293,911,897

See accompanying notes to consolidated financial statements

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2013	2012	2011

NET REVENUE	$900,726,958	$853,766,541	$637,093,439

Cost of sales	(814,327,740)	(764,218,167)	(561,379,767)

GROSS PROFIT	86,399,218	89,548,374	75,713,672

Selling expenses	(3,020,600)	(2,954,460)	(2,485,978)
General and administrative expenses	(8,073,172)	(8,621,494)	(6,650,142)

Income from operations	75,305,446	77,972,420	66,577,552

Other income (expenses):
Interest income	660,326	547,679	522,722
Interest expenses	-	-	(143,779)
Foreign exchange differences	(1,636)	109,638	234,763
Gain (Loss) on extinguishment of warrant liabilities	(8,369)	73,291	88,777
Change in fair value of warrants	(106,536)	(124,000)	3,062,575
Other income (expenses)	35,136	93,819	114,623
Total other income (expenses)	578,921	700,427	3,879,681

Income before income taxes	75,884,367	78,672,847	70,457,233
Provision for income taxes	(19,724,917)	(20,730,844)	(17,323,700)

NET INCOME	$56,159,450	$57,942,003	$53,133,533

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	9,538,569	659,754	9,152,577

COMPREHENSIVE INCOME	$65,698,019	$58,601,757	$62,286,110

Net income per share
Basic	$1.88	$1.94	$1.78
Diluted	$1.87	$1.93	$1.77

Weighted average number of shares outstanding
Basic	29,858,880	29,815,943	29,816,871
Diluted	29,996,833	29,965,811	30,076,130

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS EXPRESSED IN US DOLLARS)

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid-in	Statutory	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Stock	Earnings	Income	Total

At January 1, 2011	29,385,326	$2,938	$71,251,843	$7,556,187	$-	$67,091,089	$7,255,566	$153,157,623

Net income	-	-	-	-	-	53,133,533	-	53,133,533
Foreign currency translation adjustment	-	-	-	-	-	-	9,152,577	9,152,577
Exercise of warrants	651,155	65	6,814,073	-	-	-	-	6,814,138
Repurchase of common stock	(264,047)	-	-	-	(2,126,597)	-	-	(2,126,597)
Common stock dividend	-	-	-	-	-	(992,846)	-	(992,846)

Share-based payments to employees and directors	-	-	498,212	-	-	-	-	498,212
Appropriation of statutory reserves	-	-	-	2,862,289	-	(2,862,289)	-	-

At December 31, 2011	29,772,434	$3,003	$78,564,128	$10,418,476	$(2,126,597)	$116,369,487	$16,408,143	$219,636,640

Net income	-	-	-	-	-	57,942,003	-	57,942,003
Foreign currency translation adjustment	-	-	-	-	-	-	659,754	659,754
Exercise of warrants	48,402	5	311,704	-	-	-	-	311,709
Share-based payments to employees and directors	-	-	382,089	-	-	-	-	382,089
Appropriation of statutory reserves	-	-	-	4,148,370	-	(4,148,370)	-	-

At December 31, 2012	29,820,836	$3,008	$79,257,921	$14,566,846	$(2,126,597)	$170,163,120	$17,067,897	$278,932,195

Net income	-	-	-	-	-	56,159,450	-	56,159,450
Foreign currency translation adjustment	-	-	-	-	-	-	9,538,569	9,538,569
Exercise of share options	110,000	11	494,989	-	-	-	-	495,000
Exercise of warrants	101,072	10	531,073	-	-	-	-	531,083
Share-based payments to employees and directors	-	-	343,513	-	-	-	-	343,513
Appropriation of statutory reserves	-	-	-	4,156,990	-	(4,156,990)	-	-

At December 31, 2013	30,031,908	3,029	80,627,496	18,723,836	(2,126,597)	222,165,580	26,606,466	345,999,810

See accompanying notes to consolidated financial statements.

 LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS EXPRESSED IN US DOLLARS)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,159,450	$57,942,003	$53,133,533
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,361,117	3,669,077	2,294,159
Loss on disposal of property, plant and equipment	86,330	-	-
Share-based compensation	343,513	382,089	498,212
(Gain) loss on extinguishment of warrant liabilities	8,369	(73,291)	(88,777)
Change in fair value of warrants	106,536	124,000	(3,062,575)
Deferred income tax benefits	(118,821)	175,379	(65,136)
(Increase) decrease in assets:
Accounts receivable	(13,597,256)	(14,065,887)	3,487,873
Bills receivable	-	-	541,989
Prepayments for raw material purchases	2,984,314	2,357,227	(21,347,998)
Other receivables, deposits and prepayments	236,354	1,321,844	(1,814,309)
Inventories	6,158,432	(2,294,323)	1,442,579
Increase (decrease) in liabilities:
Accounts payable	3,350,965	(2,180,647)	(246,640)
Other payables and accruals	1,987,001	198,772	(782,013)
Income taxes payable	(1,019,365)	1,173,326	(612,900)
Net cash provided by operating activities	61,046,939	48,729,569	33,377,997

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment and construction in progress	(7,796,777)	(9,365,100)	(16,965,626)
Deposits for plant and equipment	-	-	(3,344,274)

Net cash used in investing activities	(7,796,777)	(9,365,100)	(20,309,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of common stock dividend	-	(992,846)	-
Repayments of short-term bank loans	-	-	(2,322,413)
Repurchase of common stock	-	-	(2,126,597)
Proceeds from exercise of share options	495,000	-	-
Proceeds from exercise of warrants	95,441	-	1,898,050
Net cash (used in) provided by financing activities	590,441	(992,846)	(2,550,960)
Foreign currency translation adjustment	5,265,327	291,040	4,511,150
INCREASE IN CASH AND CASH EQUIVALENTS	59,105,930	38,662,663	15,028,287
CASH AND CASH EQUIVALENTS, at the beginning of the year	144,300,290	105,637,627	90,609,340
CASH AND CASH EQUIVALENTS, at the end of the year	$203,406,220	$144,300,290	$105,637,627
MAJOR NON-CASH TRANSACTION:
Share-based compensation to employees and directors	$343,513	$382,089	$498,212
Issuance of common stock to settle warrant liabilities	435,642	311,709	4,916,088
SUPPLEMENTAL DISCLOSURE INFORMATION
Cash paid for interest	$-	$-	$143,779
Cash paid for income taxes	$20,743,750	$19,569,241	$18,056,035

See accompanying notes to consolidated financial statements.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

As of December 31, 2013, details of the subsidiaries of the Company are as follows:

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 1	DESCRIPTION OF BUSINESS AND ORGANIZATION- CONTINUED

(B)	REVERSE ACQUISITION- CONTINUED

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Use of estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions. Significant estimates for the years ended December 31, 2013, 2012 and 2011 include the allowance for doubtful accounts, the useful life of property, plant and equipment and intangible assets, recoverability of the carrying values of property, plant and equipment and the fair values of share-based payments and warrants granted in connection with the private placement of preferred stock in 2008 and the public offering of common stock in 2009.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Construction in progress

Construction in progress includes direct costs of construction of buildings and equipment and interest incurred during the period of construction, if material, is also capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Prepaid land use right

Prepaid land use right represents lump sum payments for land use rights in the PRC.  The amount is expensed over the period of the land use rights of 50 years.

Intangible assets

The Company’s intangible assets include computer software.  The Company’s amortization policy on intangible assets is as follows:

Useful Life
(In years)
Computer software	5

The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment if events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

Impairment of long-lived assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Research and development costs

Research and development costs are expensed as incurred, and charged to general and administrative expense. For the years ended December 31, 2013, 2012 and 2011, research and development costs were $1,305,379, $1,779,018 and $954,299, respectively.

Advertising costs

The Company expenses all advertising costs as incurred. The total amount of advertising costs charged to general and administrative expense were $13,247, $856 and $17,138 for the years ended December 31, 2013, 2012 and 2011, respectively.

Shipping and handling costs

Substantially all costs of shipping and handling of products to customers are included in selling expenses. Shipping and handling costs for the years ended December 31, 2013, 2012 and 2011 were $2,424,613, $2,343,646 and $2,051,193, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements are based on the rates as published on the website of People’s Bank of China and are as follows:

	2013	2012	2011
Balance sheet items, except for equity accounts	US$1=RMB6.0969	US$1=RMB6.2855	US$1=RMB6.3009
Items in the statements of income and cash flows	US$1=RMB6.1932	US$1=RMB6.3125	US$1=RMB6.4588

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

The Company believes that during the years ended December 31, 2013, 2012 and 2011, it operated mainly in one business segment – Manufacturing and sales of refined copper rod and copper anode, as well as copper clad aluminum (CCA) wire and copper wire produced from refined copper rod.  Throughout the years ended December 31, 2013, 2012 and 2011 all of the Company’s operations were carried out mainly in one geographical segment - China.

The Company’s major product categories are (1) wire manufacturing, consisting of (a) CCA wire, which is an electrical conductor consisting of an outer sleeve of copper that is metallurgically bonded to a solid aluminum core, and (b) copper fine and superfine wire, manufactured from recycled copper rod; (2) refined copper rod; and (3) refined copper anode, the latter two of which are fire refined from scrap copper. The manufacturing of refined copper was launched in the first quarter of 2009.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Recent accounting pronouncements- Continued

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

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2013:

	Fair value measurements at reporting date using
Items	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$33,262	$-	$33,262	$-

The following table sets forth the financial instruments, measured at fair value, by level within the fair value hierarchy as of December 31, 2012:

	Fair value measurements at reporting date using
Items	As of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	$354,000	$-	$354,000	$-

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS - CONTINUED

Assets and liabilities measured at fair value on a recurring basis using significant observable inputs (Level 2) from January 1, 2011 to December 31, 2013 are summarized as follows:

Warrant liability (Level 2)
Balance at January 1, 2011	$8,682,441
Change in fair value included in earnings	(3,062,575)
Exercise of warrants	(5,004,866)
Balance at December 31, 2011	615,000
Change in fair value included in earnings	124,000
Exercise of warrants	(385,000)
Balance at December 31, 2012	354,000
Change in fair value included in earnings	106,536
Exercise of warrants	(427,274)
Balance at December 31, 2013	$33,262

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and 2012.

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

For stock-based derivative financial instruments, the Company uses the Black-Scholes option pricing model using the following assumptions to value the derivative instruments at inception and on subsequent valuation dates:

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

	December 31, 2013	December 31, 2012
Series B Warrants
Market price of common stock:	$-	$4.390
Exercise price:	-	3.50
Remaining contractual life (years):	-	0.83
Dividend yield:	-	-
Expected volatility:	-	51.41%
Risk-free interest rate:	-	0.13%
Fair value – Series A and B Warrants	$-	$319,000

Underwriter Warrants
Market price of common stock:	$5.720	$4.390
Exercise price:	4.80	4.80
Remaining contractual life (years):	0.68	1.68
Dividend yield:	-	-
Expected volatility:	34.87%	61.26%
Risk-free interest rate:	0.10%	0.21%
Fair value – Underwriter Warrants	$33,262	$35,000
Fair value – Total	$33,262	$354,000

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

Exercise date:	February 7,
Market price of common stock:	$6.44
Exercise warrants:	125,000
Exercise price:	$3.50
Remaining contractual life (years):	1.73
Dividend yield:	-%
Expected volatility:	39.43%
Risk-free interest rate:	0.21%
Fair values:	$3.08
Gain on extinguishment of warrant liabilities	$73,291

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 3	FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS- CONTINUED

In 2013, 27,585 warrants were exercised at $3.50 each in cash and 227,915 warrants were exercised on a cashless basis to purchase 73,696 shares of common stock. In accordance with ASC 470-50-40, “Debt – Modification and Extinguishments – Derecognition”, an aggregate loss of $8,369 was recognized. As of December, 2013, 209 shares were not yet issued. For details, please refer to the following table.

Exercise date:	May 22,	September 27,	October 3,	October 11,	October 15,	October 29,	October 30,
Market price of common stock:	$5.76	$4.96	$5.05	$5.00	$4.99	$5.98	$5.92
Exercise warrants:	28,348	58,000	35,000	96,652	12,500	15,000	10,000
Exercise price:	$3.5	$3.5	$3.5	$3.5	$3.5	$3.5	$3.5
Remaining contractual life (years):	0.44	0.09	0.08	0.05	0.04	0.00	0.00
Dividend yield:	-%	-%	-%	-%	-%	-%	-%
Expected volatility:	35.48%	22.68%	24.76%	17.20%	18.55%	5.71%	-%
Risk-free interest rate:	0.07%	0.02%	0.13%	0.2 5%	0.34%	0.03%	-%
Fair values:	$2.2653	$1.4572	$1.5485	$1.4956	$1.4899	$2.4788	$2.4200
Gain (loss) on extinguishment of warrant liabilities	$3,520	$(7,124)	$(2,135)	$(4,432)	$(217)	$(378)	$2,397

NOTE 4	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	As of December 31,
	2013	2012

Accounts receivable	$60,497,780	$45,284,923
Less: Allowance for doubtful debts	-	-

Accounts receivable, net	$60,497,780	$45,284,923

As of December 31, 2013 and 2012, there were no accounts receivable aged greater than 90 days, and management has determined that no allowance for doubtful debts was necessary.

NOTE 5	PREPAYMENTS FOR RAW MATERIAL PURCHASES

Starting from the second quarter of 2011, the Company initiated purchases of scrap copper from overseas via a third-party import-export company. Pursuant to the terms of the Company’s purchase agreements with that third-party, the Company was required to make prepayments in advance of delivery of the purchased scrap copper to the Company’s production facilities. As of December 31, 2013 and 2012, such prepayments were $17,143,138 and $19,569,239, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 6	OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

Other receivables, deposits and prepayments consisted of the following:

	As of December 31,
	2013	2012
Prepaid insurance	$136,500	$162,000
Other receivables	118,680	118,031
Utility deposits	82,009	79,548
Prepaid research and development costs	-	200,376
Less: Allowance for valuation and doubtful debts	-	-
	$337,189	$559,955

In 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute. The service periods of the contracts vary from approximately 1.5 years to 3 years, with installment payment terms. Prepaid research and development costs as of December 31, 2012 represented aggregate installment payments made upon execution of the contracts, net of amortization in 2013 and 2012, pursuant to the terms of these contracts. No such prepayments remained outstanding as of December 31, 2013.

NOTE 7	INVENTORIES

Inventories by major categories are summarized as follows:

	As of December 31,
	2013	2012
Raw materials	$8,775,850	$12,906,713
Work in progress	183,699	419,695
CCA and copper wire	2,863,021	2,947,584
Copper rod and anode	318,126	1,570,413
	$12,140,696	$17,844,405

NOTE 8	INTANGIBLE ASSETS

	As of December 31,
	2013	2012
Computer software, cost	$60,429	$15,524
Less: Accumulated amortization	(18,234)	(12,192)
	$42,195	$3,332

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $5,577, $644 and $3,595, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 9	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the lump sum payments made to acquire long-term interests to utilize the land underlying the building and production facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are expensed on the straight-line basis over the term of the land use rights of 50 years.

The amounts expensed on prepaid land use rights for the years ended December 31, 2013, 2012 and 2011 were $411,994, $404,207 and $395,052, respectively. The estimated expense of the prepaid land use rights over each of the next five years and thereafter will be $418,501 per annum.

As of December 31, 2013, prepaid land use rights included RMB32,399,100 ($5,314,029) representing payments made by Lihua Copper to a local authority to acquire a 50-year right to use a parcel of land which has been used for expansion of its manufacturing facilities. As of December 31, 2013, RMB2,399,100 ($393,495) remained unpaid and is included as other payables and accruals. Apart from the payment of $5,314,028 to the local authority, the Company also paid $5,950,703 to various local authorities primarily as compensation to the local communities in connection with the Company’s acquisition of these land use rights.

The Company has completed all the formalities in relation to the acquisition of the land use rights, except for paying the last payment of RMB2,399,100 ($393,495). Based on the Company’s understanding of the process, each year the local government allocates certain area (mu) of land to selected local manufacturers. However, the physical land use right certificates are not issued to those manufacturers until the local government receives the formal annual land quota from the state government. The Company received a land use rights certificate in November 2011 for 100 mu out of a total of 180 mu of land allocated to the Company, and management believes they can receive the land use rights certificate for the remaining 80 mu. However, the timing of receiving the certificate is highly dependent on the local government. Upon receipt of the land use right certificates for the remaining 80 mu of land, the Company will pay the remaining land use payments.

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

NOTE 10	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2013	2012
Cost:
Buildings	$35,481,843	$34,264,012
Office equipment	431,648	415,007
Motor vehicles	774,693	696,015
Machinery	23,775,665	21,545,892
Total cost	60,463,849	56,920,926
Less: Accumulated depreciation	(13,324,391)	(9,723,811)
Net book value	$47,139,458	$47,197,115

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $3,943,546, $3,264,226 and $1,895,512, respectively.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 11	CONSTRUCTION IN PROGRESS

Construction in progress was related to the construction of the new production plant and consisted of the following:

	As of December 31,
	2013	2012
Construction of equipment	$5,323,387	$175,006
Construction of buildings	236,514	-
	$5,559,901	$175,006

NOTE 12	OTHER PAYABLES AND ACCRUALS

Other payables and accruals consisted of the following:

	As of December 31,
	2013	2012
Accrued staff costs	$600,440	$763,430
Research and development costs payable	484,960	-
Other taxes payable	3,386,518	1,768,702
Construction cost payable	2,054,220	1,958,204
Other payables	617,826	447,068
	$7,143,964	$4,937,404

NOTE 13	COMMON STOCK, TREASURY STOCK, PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

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

The offering was underwritten by Rodman& Renshaw, LLC, Chardan Capital Markets, LLC and Brean Murray, Carret & Co., LLC, pursuant to an underwriting agreement with the Company dated April 8, 2010. The offering was made pursuant to the Company’s effective registration statement on Form S-3, as amended (Registration Statement No. 333-164269), filed with the United States Securities and Exchange Commission and, as disclosed in a prospectus supplement dated April 8, 2010 filed with the Securities and Exchange Commission.

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

On November 9, 2011, the Company announced that the Board of Directors had adopted a resolution to approve the Company’s proposed distribution of a special dividend to the shareholders of the Company of record as of December 31, 2011 and March 31, 2012. The Company accrued a dividend payable of $992,846 as of December 31, 2011. On January 13, 2012 and April 13, 2012, the Company distributed and paid dividends amounting to $498,757 and $494,089 to its shareholders of record as of December 31, 2011 and March 31, 2012 (except for Magnify Wealth (note 1(B) which agreed to waive its entitlements).

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Pursuant to the terms of the Series A Warrants, the Company will not effect the exercise of any Series A Warrant, and no person who is a holder of any Series A Warrant has the right to exercise the Series A Warrant, to the extent that after giving effect to such exercise, such person would beneficially own in excess of 9.9% of the then outstanding shares of the Company’s Common Stock. However, the holder is entitled to waive this cap upon 61 days notice to the Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

Warrants issued and outstanding at December 31, 2013, and changes during the three years then ended, are as follows:

	Warrants Outstanding			Warrants Exercisable
	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Number of underlying shares	Weighted Average Exercise Price	Average Remaining Contractual Life (years)
Balance, January 1, 2011	1,138,420	$3.62	2.91	1,138,420	$3.62	2.91
Granted / Vested	-
Forfeited	-
Exercised	(729,464)	3.63
Balance, December 31, 2011	408,956	$3.59	1.89	408,956	$3.59	1.89
Granted / Vested	-
Forfeited	-
Exercised	(125,000)	3.50
Balance, December 31, 2012	283,956	$3.63	0.91	283,956	$3.63	0.91
Granted / Vested	-
Forfeited	-
Exercised	(255,500)	3.50
Balance, December 31, 2013	28,456	$4.80	0.68	28,456	$4.80	0.68

 LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 13	COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS – CONTINUED

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

Common Stock awarded to Employees by a Majority Shareholder

Pursuant to a contractual arrangement between Magnify Wealth and Mr. Yang “Roy” Yu, the Company’s then Chief Financial Officer, Mr. Yu was entitled to receive up to 450,000 shares of the Company’s common stock issued to Magnify Wealth in the Share Exchange. 112,500 of such shares were transferred to Mr. Yu immediately upon consummation of the Share Exchange. 112,500 of such shares were released to Mr. Yu on each of the first, second and third anniversary of the consummation of the Share Exchange. In 2011, all the 450,000 shares have been released to Mr. Yu. In connection with these share-based payments to Mr. Yu, the Company recognized compensation expense of $nil, $nil and $211,875 based on the grant-date fair value of the Company’s common stock of $2.26 per share, for the years ended December 31, 2013, 2012, and 2011, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

In accordance with the guidance provided in ASC Topic 718, Stock Compensation, the compensation costs associated with these options are recognized, based on the grant-date fair values of these options, over the requisite service period, or vesting period. Accordingly, the Company recognized a compensation expense of $343,513, $382,089 and $286,337 for the years ended December 31, 2013, 2012 and 2011, respectively.

Options issued and outstanding at December 31, 2013, 2012, and 2011 and their movements during the three years are as follows:

	Number of Underlying Shares	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value(1)	Weighted-Average Contractual Life Remaining in Years
Outstanding at January 1, 2011	115,000	$6.74	$517,450	9.00
Granted	600,000	4.85	-	10.00
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2011	715,000	$5.16	$213,300	9.43
Granted	60,000	5.63	-	10.00
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(60,000)	4.50	-	-
Outstanding at December 31, 2012	715,000	$5.25	$65,700	8.47
Granted	60,000	5.60	-	10.00
Exercised	(110,000)	4.50	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2013	665,000	$5.41	$551,300	7.64
Exercisable at December 31, 2013	515,000	$5.64	$384,800	7.54

(1)	The intrinsic value of the stock options at December 31, 2013, 2012 and 2011 is the amount by which the market value of the Company’s common stock of $5.72, $4.39 and $4.76 as of December 31, 2013, 2012 and 2011 exceeds the exercise price of the option.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 15	STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. In accordance with the Chinese Company Law, the Company allocated 10% of income after taxes to the statutory surplus reserve for the years ended December 31, 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, statutory reserve activity is as follows:

Balance – January 1, 2011	$7,556,187
Addition to statutory reserves	2,862,289
Balance – December 31, 2011	10,418,476
Addition to statutory reserves	4,148,370
Balance – December 31, 2012	14,566,846
Addition to statutory reserves	4,156,990
Balance – December 31, 2013	$18,723,836

NOTE 16	OTHER INCOME (EXPENSES)

	Year ended December 31,
	2013	2012	2011

Government subsidies	$80,734	$95,128	$-
Gain on sale of scraps	-	-	13,520
Other	(45,598)	(1,309)	101,103
	$35,136	$93,819	$114,623

NOTE 17	INCOME TAXES

The Company is subject to income tax on an entity basis on income arising from the tax jurisdiction in which they operate.

Lihua is subject to taxes in the U.S.

Ally Profit being incorporated in the British Virgin Islands (“BVI”) is not subject to any income tax in the BVI.

Lihua Holdings is generally subject to Hong Kong income tax on its taxable income derived from trade or businesses carried out in Hong Kong at 16.5% for the three years ended December 31, 2013. However, as Lihua Holdings has not generated any revenue or income, no provision for Hong Kong income tax has been made.

The Company’s two operating subsidiaries, Lihua Electron and Lihua Copper, are generally subject to PRC enterprise income tax (“EIT”). Both Lihua Electron and Lihua Copper are subject to an EIT rate of 25% for the three years ended December 31, 2013 under China’s Unified Enterprise Income Tax Law (“New Tax Law”).

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 17	INCOME TAXES – CONTINUED

The new Tax Law also imposes a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China for distribution of earnings generated after January 1, 2008. Under the New Tax Law, the distribution of earnings generated prior to January 1, 2008 is exempt from the withholding tax. As our subsidiaries in the PRC will not be distributing earnings to the Company for the years ended December 31, 2013, 2012 and 2011, no deferred tax liability has been recognized for the undistributed earnings of these PRC subsidiaries at December 31, 2013 and 2012. Total undistributed earnings of these PRC subsidiaries at December 31, 2013 were RMB 1,638,688,844 ($268,174,105).

No provision for other overseas taxes is made as neither Lihua, Ally Profit or Lihua Holdings has any taxable income in the U.S., British Virgin Islands or Hong Kong, respectively.

The Company’s provision for income taxes consisted of:

	Year ended December 31,
	2013	2012	2011
PRC income tax:
Current	$19,843,738	$20,555,465	$17,388,836
Deferred	(118,821)	175,379	(65,136)
	$19,724,917	$20,730,844	$17,323,700

A reconciliation of the provision for income taxes determined at the local income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
Pre-tax income	$75,884,367	$78,672,847	$70,457,233
United States federal corporate income tax rate	34%	34%	34%
Income tax computed at United States statutory corporate income tax rate	25,800,685	26,748,768	23,955,459
Reconciling items:
Loss not recognized as deferred tax assets	962,173	1,155,378	771,079
Non-deductible expenses	14,492	197,375	175,696
Change in fair value of warrants	39,068	17,241	(1,071,460)
Rate differential for PRC earnings	(7,091,501)	(7,399,559)	(6,260,780)
Other	-	11,641	(246,294)
Effective tax expense	$19,724,917	$20,730,844	$17,323,700

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred income tax assets are as follows:

	As of December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforward	$5,744,674	$4,786,510
Unrealized intercompany profit in inventory	25,178	24,948
Accrued R&D expenses	121,240	-
Less: Valuation allowance	(5,744,674)	(4,786,510)
	$146,418	$24,948

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 17	INCOME TAXES – CONTINUED

As of December 31, 2013 and 2012, the Company’s U.S. entity, Lihua International, Inc., had net operating loss carryforwards of $16,896,101 and $14,077,971, respectively, available to reduce future taxable income which will expire in various years through 2033. Management believes it is more likely than not that the Company will not realize these potential tax benefits as the Company’s U.S. operations will not generate any operating profits in the foreseeable future. As a result, the full amount of the valuation allowance was provided against the potential tax benefits.

As of December 31, 2013 and 2012, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December 31, 2013, 2012 and 2011, and no provision for interest and penalties is deemed necessary as of December 31, 2013 and 2012.

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

The following table is a reconciliation of the net income and the weighted average shares used in the computation of basic and diluted earnings per share for the periods presented:

	Year ended December 31,
	2013	2012	2011

Income available to common stockholders:
- Basic and diluted	$56,159,450	$57,942,003	$53,133,533
Weighted average number of shares:
- Basic	29,858,880	29,815,943	29,816,871
- Effect of dilutive securities - warrants and options	137,953	149,868	259,259
- Diluted	29,996,833	29,965,811	30,076,130
Net income per share
- Basic	$1.88	$1.94	$1.78
- Diluted	$1.87	$1.93	$1.77

NOTE 19	RELATED PARTY TRANSACTIONS

(1)	Sales

For the years ended December 31, 2013, 2012 and 2011, sales included nil, nil, and $620,295, respectively, that were made from Tianyi Telecom.  The controlling stockholders of Tianyi Telecom are related to Ms. Yaying Wang, our COO and one of our directors.

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

As of December 31, 2013, there was no outstanding loan under the Note.

(3)	Amount due to a related party

In June 2011, Mr. Jianhua Zhu loaned the Company $140,000. The loan was unsecured and non-interest bearing. The loan was repaid in August 2011.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 20	CERTAIN RISKS AND CONCENTRATION

Credit risk and major customers

As of December 31, 2013 and 2012, substantially all of the Company’s cash including cash on hand and deposits in accounts were maintained within the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of a bank’s failure. However, the Company has not experienced any such losses and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2013, 2012, and 2011, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2013 and 2012 were due from customers located in the PRC.

Two customers accounted for 25.5% and 12.3% of the Company’s revenue for the year ended December 31, 2013, respectively. Two customers accounted for 31.7% and 12.9% of the Company’s revenue for the year ended December 31, 2012, respectively, and two customers accounted for 25.3% and 10.6% of the Company’s revenue for the year ended December 31, 2011, respectively. There was no other single customer who accounted for more than 10% of the Company’s revenue for the years ended December 31, 2013, 2012 or 2011.

One customer accounted for 37.8% of total accounts receivable of the Company as of December 31, 2013. Two customers accounted for 48.5% and 14.6% of total accounts receivable of the Company as of December 31, 2012. There was no other customer who accounted for 10% or more of the Company’s accounts receivable as of December 31, 2013 or 2012.

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

Lease commitments

The Company has entered into tenancy agreements for the lease of its factory premises and warehouse with independent parties. The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2013 are as follows:

Payable within:
- fiscal year ending December 31, 2014	$21,650
- fiscal year ending December 31, 2015 and thereafter	-
Total	$21,650

Capital commitments  – contracted but not provided for

	As of December 31,
	2013	2012
Acquisition or construction of buildings - within one year	$552.412	$-
Purchase of machinery - within one year	309,994	365,922
	$862,406	$365,922

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 21	COMMITMENTS AND CONTINGENCIES - CONTINUED

Other commitments

During 2011, the Company signed various research and development contracts with Shanghai Electric Cable Research Institute with a total contract amount of $3.02 million. As of December 31, 2013, the Company has paid $2.26 million. The Company expects to pay the remaining $0.85 million within one year.

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

Management evaluates performance based on several factors, of which net revenue and gross profit by product are the primary financial measures:

	Year ended December 31,
	2013	2012	2011
Net revenue from unaffiliated customers:
Fine copper wire	$170,903,382	$188,810,251	$124,062,182
Superfine copper wire	135,328,792	144,337,762	149,808,595
CCA wire	53,284,353	60,634,148	61,703,257
Copper anode	472,042,033	381,114,304	287,269,353
Refined copper rod	69,168,398	78,870,076	14,250,052
	$900,726,958	$853,766,541	$637,093,439

Gross profit:
Fine copper wire	$9,727,112	$11,462,253	$8,399,703
Superfine copper wire	15,469,518	16,820,626	19,947,147
CCA wire	16,359,209	19,602,531	21,375,471
Copper anode	41,693,682	37,667,562	25,224,807
Refined copper rod	3,149,697	3,995,402	766,544
	$86,399,218	$89,548,374	$75,713,672

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 23	RESTRICTED NET ASSETS

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

As of December 31, 2013 and 2012, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 23	RESTRICTED NET ASSETS – CONTINUED

Supplemental Parent Company Financial Information – Lihua International, Inc.

Condensed Balance Sheets

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$43,010	$64,015
Other receivables	16,333	15,843
Prepayments	136,500	162,000
Total current assets	195,843	241,858
Investments in subsidiaries	345,837,229	279,044,337
Total assets	$346,033,072	$279,286,195

LIABILITIES
Current liabilities:
Warrant liabilities	$33,262	$354,000
Total liabilities	33,262	354,000

Stockholders’ equity
Preferred stock: $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value: 75,000,000 shares authorized, 30,295,955 shares issued and 30,031,908 shares outstanding as of December 31, 2013 (2012: 30,084,883 shares issued and 29,820,836 shares outstanding), respectively	3,029	3,008
Additional paid-in capital	80,627,496	79,257,921
Treasury stock, at cost, 264,047 shares and 264,047 as of December 31, 2013 and 2012, respectively	(2,126,597)	(2,126,597)
Retained earnings	240,889,416	184,729,966
Accumulated other comprehensive income	26,606,466	17,067,897
Total stockholders' equity	345,999,810	278,932,195
Total liabilities and stockholders' equity	$346,033,072	$279,286,195

Condensed Statements of Income

	Year ended December 31,
	2013	2012	2011

Administrative expenses	$(2,818,130)	$(3,397,929)	$(2,267,880)
Other expenses:
Change in fair value of warrant	(106,536)	(124,000)	3,062,575
Gain (Loss) on extinguishment of warrant liabilities	(8,369)	73,291	88,777
Equity in income of subsidiaries	59,092,485	61,390,641	52,250,061
Net income	$56,159,450	$57,942,003	$53,133,533

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 23	RESTRICTED NET ASSETS – CONTINUED

Condensed Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011

Net cash used in operating activities	$(2,818,130)	$(3,333,914)	$(2,267,880)
Net cash provided by (used in) investing activities	2,206,684	4,390,775	2,496,427
Net cash (used in) provided by financing activities	590,461	(992,846)	(228,547)
Cash, beginning of year	64,015	-	-
Cash, end of year	$43,010	$64,015	$-

NOTE 24	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	Three Months Ended,
Year ended December 31, 2013	December 31,	September 30,	June 30,	March 31,
Revenue	$217,333,427	$219,359,379	$245,804,613	$218,229,539
Cost of goods sold	(196,857,791)	(198,261,030)	(222,034,732)	(197,174,187)
Gross profit	20,475,636	21,098,349	23,769,881	21,055,352
Selling expenses	(741,114)	(796,945)	(801,861)	(680,680)
General and administrative expenses	(1,853,646)	(1,807,615)	(2,006,127)	(2,405,784)
Income from operations	17,880,876	18,493,789	20,961,893	17,968,888

Net income	$13,233,558	$13,938,895	$15,675,810	$13,311,187
Earnings per share
Basic	$0.44	$0.47	$0.53	$0.45
Diluted	$0.44	$0.46	$0.52	$0.44

	Three Months Ended,
Year ended December 31, 2012	December 31,	September 30,	June 30,	March 31,
Revenue	$254,879,358	$238,793,030	$191,007,886	$169,086,267
Cost of goods sold	(229,933,412)	(213,536,628)	(170,296,852)	(150,451,275)
Gross profit	24,945,946	25,256,402	20,711,034	18,634,992
Selling expenses	(786,331)	(741,135)	(740,988)	(686,006)
General and administrative expenses	(2,630,168)	(2,059,027)	(1,834,465)	(2,097,834)
Income from operations	21,529,447	22,456,240	18,135,581	15,851,152

Net income	$15,793,687	$17,226,638	$13,446,666	$11,475,012
Earnings per share
Basic	$0.52	$0.58	$0.45	$0.39
Diluted	$0.52	$0.58	$0.45	$0.38

LIHUA INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

NOTE 24	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) – CONTINUED

	Three Months Ended
Year ended December 31, 2011	December 31,	September 30,	June 30,	March 31,
Revenue	$177,579,159	$155,570,657	$167,012,527	$136,931,096
Cost of goods sold	(157,877,953)	(136,113,727)	(147,365,064)	(120,023,023)
Gross profit	19,701,206	19,456,930	19,647,463	16,908,073
Selling expenses	(660,992)	(633,584)	(668,366)	(523,036)
General and administrative expenses	(2,239,462)	(1,498,306)	(1,339,062)	(1,573,312)
Income from operations	16,800,752	17,325,040	17,640,035	14,811,725

Net income	$12,727,388	$13,528,083	$14,366,076	$12,511,986
Earnings per share
Basic	$0.43	$0.45	$0.48	$0.42
Diluted	$0.43	$0.45	$0.48	$0.41

